Form 10-Q
period 2008-09-30
OCTAGON 88 RESOURCES, INC.
filed 2008-11-14
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  333-153546

Octagon 88 Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Briar Hollow Lane, Suite 115, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

 (713) 552-9800
(Registrant’s  telephone number, including area code)

19 Briar Hollow Lane, Suite 115, Houston, Texas, 77027
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer                                           ☐                                           Smaller reporting Company  ☑
                           (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                    Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                                                      Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    38,642,000 common shares outstanding as of November 5, 2008.

Octagon 88 Resources, Inc.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Index to Financial Statements

Balance Sheet:	F-2
September 30, 2008 and June 30, 2008

Statements of Operations:	F-3
For the three months ended September 30, 2008
Cumulative, for the period from inception, June 9, 2008, through September 30, 2008

Statements of Stockholders' Equity:	F-4
For the period from inception, June 9, 2008, through September 30, 2008

Statements of Cash Flows:	F-5
For the three months ended September 30, 2008
Cumulative, for the period from inception, June 9, 2008, through June 30, 2008

Notes to Financial Statements:	F-6
September 30, 2008

Octagon Resources 88, Inc. (An exploration stage enterprise) Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$21,618	$5,060
Prepaid expenses	12,727	5,000
Total current assets	34,345	10,060

Oil and gas properties:
Undeveloped, unproven properties	15,000	15,000
Total other assets	15,000	15,000
Total assets	$49,345	$25,060

LIABILITIES
Current liabilities:
Accounts payable, trade	$3,200	$-
Accounts payable, related parties	-	927
Farm-in agreement obligation	10,000	10,000
Funds received in advance	20,000	-
Total current liabilities	33,200	10,927

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
33,042,000 and 32,042,000 shares issued and outstanding	3,304	3,204
Capital in excess of par value	25,283	11,856
(Deficit) accumulated during the development stage	(12,442)	(927)
Total stockholders' equity	16,145	14,133
Total liabilities and stockholders' equity	$49,345	$25,060

The accompanying notes are an integral part of these statements.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Operations
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Quarter
	Through	Ended
	September 30,	September 30,
	2008	2008

Revenues	$-	$-

General and administrative expenses:
Management fees	5,800	5,800
Professional fees	5,700	5,700
Organizational expenses	927	-
Other general and administrative expenses	15	15
Total operating expenses	12,442	11,515
(Loss) from operations	(12,442)	(11,515)

Other income (expense):	-	-
(Loss) before taxes	(12,442)	(11,515)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(12,442)	$(11,515)

Basic earnings (loss) per common share		$(0.00)

Weighted average number of shares outstanding		32,052,870

The accompanying notes are an integral part of these statements.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Stockholders' Equity
(Unaudited)

				(Deficit)
				Accumulated
			Capital In	During the
	Common Stock		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	$3,204	$11,856	$(927)	$14,133

Shares issued for cash	1,000,000	100	9,900		10,000
Less, Applicable expenses			(2,273)		(2,273)
Services contributed by shareholders
for which no shares were issued	-		5,800		5,800
Development stage net (loss)				(11,515)	(11,515)
Balances, September 30, 2008	33,042,000	$3,304	$25,283	$(12,442)	$16,145

The accompanying notes are an integral part of these statements.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Cash Flows
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Quarter
	Through	Ended
	September 30,	September 30,
	2008	2008

Cash flows from operating activities:
Net (loss)	$(12,442)	$(11,515)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by shareholders	5,800	5,800
Changes in current assets and liabilities:
Prepaid expenses	(12,727)	(7,727)
Accounts payable, trade	3,200	3,200
Accounts payable, related parties	-	(927)
Net cash flows from operating activities	(16,169)	(11,169)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-
Net cash flows from investing activities	(15,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	25,060	10,000
Less, Applicable expenses	(2,273)	(2,273)
Increase in funds received in advance	20,000	20,000
Increase in balance due, properties purchase agreement	10,000	-
Net cash flows from financing activities	52,787	27,727
Net cash flows	21,618	16,558

Cash and equivalents, beginning of period	-	5,060
Cash and equivalents, end of period	$21,618	$21,618

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these statements.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2008
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended June 30, 2008 included in Form S-1.  Operating results for the periods ended September 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2009.

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Octagon 88 Resources, Inc. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on June 9, 2008.  We are currently based in Houston, Texas, USA.  We intend to operate in the U.S. and Canada.  We use June 30 as a fiscal year for financial reporting purposes.

Clinton F. Bateman, our president, owns 32,000,000 of our 33,042,000 outstanding shares.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently hold one lease, a 50% working interest in Alberta, Canada, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  We also intend to apply for a listing on the OTC Bulletin Board.  We are now exploring sources of capital.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

Oil and gas properties – We use the successful efforts method of accounting for oil and gas properties.   Under that method:

a.	Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets.
b.
Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves.

c.	Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory well, and successful exploratory-type stratigraphic wells are capitalized.
d.	Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.
e.	Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current year, no impairment of long-lived assets had occurred, in management’s opinion.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted applicable FASB Statements regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Note 2 – Going concern:

At September 30, 2008, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we filed a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our majority shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Federal income tax:
We follow applicable FASB Statements regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	Inception, June 9, 2008 Through September 30, 2008	Quarter ended September 30, 2008
Refundable Federal income tax attributable to:
Current operations	$(4,200)	$(3,900)
Nondeductible expenses	2,000	2,000
Change in deferred tax valuation allowance	2,200	1,900
Net refundable amount	-	-

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2008
(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, June 9, 2008 Through September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$2,200
Less, Valuation allowance	(2,200)
Net deferred tax asset	-

At September 30, 2008, we had an unused net operating loss carryover approximating $6,600 that is available to offset future taxable income; it expires beginning in 2028.

Note 4 – Issuance of shares:

As of September 30, 2008, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

06/09/08	Shares sold for cash	32,042,000	$.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$.01000	10,000
09/30/08	Cumulative Totals	33,042,000		$25,060

In addition to the sales of shares shown above, we received $20,000 in cash prior to September 30, 2008 for sales of shares that were not consummated until October 9, 2008.  Therefore, this amount is reflected as “Funds received in advance” in the accompanying balance sheet.

Subsequent to September 30, we sold the following shares:

			Price Per
Date	Description	Shares	Share	Amount

10/03/08	Shares sold for cash	1,800,000	$.01000	$18,000
10/09/08	Shares sold for cash	2,000,000	$.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$.01000	18,000
	Total sales in October	5,600,000	$.01000	56,000
10/09/08	Cumulative Totals	38,642,000		$81,060

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2008, , together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Octagon 88 Resources, Inc..

General Overview

We were incorporated on June 9, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  Between September 29, 2008 and October 9, 2008, we sold 6,600,000 shares of common stock at $0.01 per share for cash, for a total of $66,000.  We have begun our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease.  Our planned work program is to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities.   We have budgeted a total of up to $45,000 from funds raised under our stock offering for lease costs and oil and gas exploration.   We plan to use the funds raised to undertake work on the leases in an attempt to definitively delineate the aerial extent of the anomalies so that we can make an information determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  Should we determine not to undertake further work on the lease we will seek other exploration and development prospects in the Province of Alberta, Canada.

We are a development stage company.  We currently have no revenue and no significant assets except that relating to the Lease Agreement as set forth below.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, save for the acquisition of the right to earn a 50% working interest in an oil and gas prospect nor have we been involved in any mergers, acquisitions or consolidations.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

Neither we nor our officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

During the first 6 months of our current fiscal year (the “Initial Period”), we plan to explore our current oil and gas prospects.  We will also seek acquisitions of oil and gas properties where management believes further exploitation and development opportunities exist.  We plan to pursue both oil and natural gas prospects.  In selecting exploration, exploitation and development prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects.  We do not intend to purchase other oil and gas companies, but rather identify oil and gas projects that other companies have made available on the open market.  No assurance can be given that drilling will prove successful in establishing commercially recoverable reserves.

During the Initial Period, our business strategy is to focus on exploring for oil and natural gas reserves on our current oil and gas lease with the eventual long-term goal of maintaining working interests in properties that will allow for operatorship or the potential for operatorship.  Currently, we will not undertake any prospects that require operatorship as we do not have sufficient staff or expertise to do so.  We will initially concentrate on acquiring small working interests in exploration properties where the costs fit in with our proposed budget and for only those properties that have qualified operators.  Acquisitions will be targeted in areas that will compliment our exploration endeavors.  We intend to seek out, analyze and complete corporate mergers and asset acquisitions where value creation opportunities have been identified.

During the Initial Period, we intend to focus our business operations on obtaining higher quality reservoirs and to create value through exploitation, development and exploration activities on to be acquired oil and gas prospects with a view to increasing stockholder value and returns.  We will use the following operation and financial management techniques to increase stockholder value and returns, taking into account our financial position, taxability and access to debt and equity financing:

•	Focus growth capital to higher quality reservoirs;
•	Utilize production enhancement techniques to increase productivity and add value within the parameters of good oilfield production practices;
•	Create value from our asset base through exploitation, development and exploration activities; and
•	Utilize risk management opportunities through hedging or other means for cash flow management.

We hope to acquire exploitation and exploration drilling prospects, but may consider acquiring properties that have existing production in order to generate cash flow for operations during the Initial Period.  There can be no assurance that we will be successful in acquiring any properties that will allow us to generate revenues.

We will endeavor to acquire and explore for longer life reserves that will withstand several pricing cycles and will attempt to focus our asset base on a select number of areas with desirable characteristics.  It is anticipated that the number and diversity of these focus areas will expand with the growth of our business.

With a focus on enhancing stockholder value, we intend to look to acquire and develop oil and gas assets that have as many of the following characteristics as possible:

•	Exhibit the potential for delivering superior rates of return on capital employed;
•	Accretive to cash flow per share;
•	Accretive to net asset value;
•	Accretive to reserves per share;
•
Potential for value enhancement through further exploitation, including improved production practices, additional development drilling, infill drilling or re-drilling/re-completion and improved marketing arrangements;

•	Assets that include associated undeveloped lands for development and exploration opportunities;
•	Geological opportunities with multi-zone potential; and
•	Near-term market access and sufficient infrastructure for increased activity.

We currently hold, as our sole asset, the right to earn a 50% working interest in an Alberta, Canada Petroleum and Natural Gas Lease Number 050606526, (the “Lease”) which Lease comprises approximately 640 acres of land with petroleum and natural gas exploitation rights from the surface to the base of the Viking formation, which base is approximately 5000 feet below the surface of the Lease. Unless hydrocarbon is produced from the Lease on or before June 14, 2011, the Lease may expire, in which case we would have no further claim on the Lease. The Lease is  located in central Alberta, Canada, at section 14, Township 58, Range 13, W5 which is approximately 130 miles northwest of Edmonton, Alberta in the area known as “Goodwin”.  We agreed to pay a non-affiliated Canadian public company (the (“Farmor”) $15,000 toward our 50% working interest in the Lease. Prior to our stock Offering we paid $5,000 toward this cost.   We paid the remaining $10,000 on October 27, 2008 from the proceeds of this Offering.  In order to earn our 50% working interest we must also expend a total of $30,000 in exploration costs on or before June June 14, 2010.  In the event that our planned work program indicates that a drilling or re-completion is warranted, it is anticipated that the Farmor will be the operator. The Farmor purchased a 100% working interest in the Lease at an Alberta Government auction on June 14, 2006 for the sum of Cdn$30,494.00. The Lease is for 5 years and expires on June 14, 2011 unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. Our valuation of the Lease and our decision to proceed further toward exploitation was based on information in the public domain.  We acquired our right to earn our 50% working interest from the Farmor, through arms-length negotiation, on June 10, 2008. There is an abandoned wellbore on the Lease which wellbore was abandoned on November 19, 1985 and which was drilled by a company unaffiliated with either our Company or the Farmor. That company drilled and abandoned the well and the exploitation rights subsequently reverted back to the Alberta government. The well logs that were run on the well indicate multiple anomalies that may indicate the presence of hydrocarbon in what is known as the Belly River formation. There were also Drill Stem Tests performed on one Belly River anomaly at approx. 2050 feet drill depth that produced at a rate of approximately 127,000 cubic feet per day of natural gas. A Drill Stem Test isolates a specific downhole interval in order to determine what, if anything, can be recovered or produced from that specific downhole depth interval. The Farmor has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive. We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward. No commercially viable reserves may exist on our Lease.  Our plan of operations is to carry out exploration work on this Lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities.  We can provide no assurance to investors that our Lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified.  As of the date of this Prospectus, we are not in possession of any more recent data on the Lease.  Further, we are not in possession of sufficient data to provide reliable estimates on the quantity, if any, of the potential hydrocarbon reserves which may exist on the Lease.  At the time of this Prospectus, we have no known reserves on our Lease.

Reserves Reported to Other Agencies

We have only recently been incorporated and begun operations, there have been no reserves reported to other agencies since our inception.

Production

We have no production data since our incorporation.

Productive Wells and Acreage

We are in the early stages of development, and thus, do not have any productive wells and/or acreage.

Undeveloped Acreage

Goodwin Lease Section 14, Township 58, Range 13, W5

•
The Goodwin area is located approximately 130 miles northwest of Edmonton, Alberta, Canada.  The Canada Petroleum and Natural Gas Lease Number 050606526, comprises approximately 640 acres of land with petroleum and natural gas exploitation rights from the surface to the base of the Viking formation, which base is approximately 5000 feet below the surface of the Lease. Unless hydrocarbon is produced from the Lease on or before June 14, 2011, the Lease may expire, in which case we would have no further claim on the Lease.

•
There is an existing abandoned wellbore on the lease which was abandoned on November 19, 1985. The well logs that were run on the well indicate multiple anomalies that may indicate the presence of hydrocarbon in what is known as the Belly River formation. There were also Drill Stem Tests performed on one Belly River anomaly at approx. 2050 feet drill depth that produced at a rate of approximately 127,000 cubic feet per day of natural gas.

•
The Farmor purchased a 100% working interest in the Lease at an Alberta Government auction on June 14, 2006 for the sum of Cdn$30,494.00.  The Lease is for 5 years and expires on June 14, 2011 unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. We acquired our right to earn a 50% working interest from the Farmor, through negotiation, on June 10, 2008.  We paid $15,000 plus spend a further $30,000 on exploration related expenses, on or before June 14, 2010, to earn our 50% working interest. The Farmor has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive.

•
We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward. No commercially viable reserves may exist on our Lease.

Drilling Activity

We have not undertaken any drilling activity on our existing lease and we do not intend to do so until such time as we have completed an evaluation of the anomalies to determine if drilling is merited.

Present Activites

On June 10, 2008, we executed a farm-out agreement with a non-affiliated company in the Goodwin area Section 14, Township 58, Range 13, W5 to earn a 50% working interest.   A copy of the farm-in agreement is appended as an exhibit to this registration statement.  We must utilize funds raised from our offering in order to undertake further work on the lease which is intended to be an evaluation of the aerial extent of the anomalies to make a determination as to the merits of further exploration on the leases.  Should we determine to proceed with further exploration on the leases, Unitech will be the operator and the Company will be required to contribute 100% of the exploration and/or drilling costs.  We cannot at this time estimate the costs that may be required, however, we intend to use up to $30,000 from our proceeds of the offering towards payment of, and evaluation of, the leases.

Summary of Program

We have the right to acquire a 50% working interest in an oil and gas lease in the Goodwin area.  The operator has farmed out to us 50% of its 100% interest in the leases in return for $15,000 and an expenditure commitment of a further $30,000.   We will undertake further evaluation of the leases in order to determine if we should commence drilling or reentry of the existing well bore.  We intend to allocate $40,000 towards the remaining payment for the Lease and the  evaluation of, the Lease from the proceeds of this Offering.

It is not know at this time whether we will undertake further exploration activities on this prospect and we will not have any determination until our evaluation is completed.

Should we determine to proceed with further exploration the lease is accessible by all weather roads and pipeline exist within two miles of the Lease.

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans;

(b)	Engage consultants to perform our planned exploratory work program.

Cash Requirements

For the next twelve months and given that we meet our forecasted revenues, we plan to spend a total of approximately $45,000 in implementing our business plan of oil and gas exploration.  We do not expect to generate revenues to offset our cash requirements in year one and we expect to pay our operating and exploration expenses from working capital. Our working capital requirements for the next twelve months are follows:

Estimated Expenses
General and Administrative (including legal and accounting fees)	$15,000
Exploration	$30,000
Total	$45,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative	We anticipate spending approximately $15,000 on general and administration costs in the next twelve months, which will include consulting, legal and accounting fees.

2.	Exploration	We anticipate spending approximately $30,000 on exploration of our oil & gas property

Liquidity and Capital Resources

As of October 31, 2008, Octagon’s cash balance is approximately $44,200 and is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve month period.  We will not initially have any cash flow from operating activities as we are in the development stage.   As indicated above, we raised $66,000 from our stock offering, and we plan to raise any additional capital required on an “as-required” basis and primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  As indicated above, we raised a total of $66,000 by way of issuance of 6,600,000 shares of registered common stock. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

Oil and gas properties

We use the successful efforts method of accounting for oil and gas properties.   Under that method:
a.	Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets.
b.
Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves.

c.	Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory well, and successful exploratory-type stratigraphic wells are capitalized.
d.	Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.
e.	Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are currently based in the United States; therefore, we report in U.S. dollars.  However, because we own an oil and gas interest in Canada, through the 50% farm-in agreement described elsewhere in this document, we may conduct operations in Canada in the future.  Therefore, we may have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.

We do not currently monitor our foreign currency exposure and we do not currently have any hedging plans in place to hedge against fluctuations in currency.  If we commence operations in jurisdications outside of the U.S. that may present opportunities for business we intend to put a monitoring system in place to monitor foreign currency and we will consider hedging activities at that time.

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

On September 29, 2008, we issued 1,000,000 shares of common stock at a price per share of $0.01 for total proceeds of $10,000, pursuant to its S-1 Registration Statement, which became effective on September 24, 2008.  Subsequent to the period covered by this report, the Company, pursuant to its S-1 Registration Statement, issued 5,600,000 shares of common stock at a price per share of $0.01 for total proceeds of $56,000. There were no commissions or fees paid in relation to this issuance.

ITEM 6.                      EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2008.

OCTAGON 88 RESOURCES, INC.

/s/Clinton F. Bateman	/s/ Kara B. McDuffie
Name: Clinton F. Bateman	Name Kara B. McDuffie
Title: President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Title: Secretary-Treasurer and Director
Date: November 14, 2008	Date: November 14, 2008