Form 10-Q
period 2008-12-31
OCTAGON 88 RESOURCES, INC.
filed 2009-02-12
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

 38,642,000 common shares outstanding as of January 31, 2009.

Octagon 88 Resources, Inc.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Index to Financial Statements

Balance Sheet:	F-2
December 31, 2008 and June 30, 2008

Statements of Operations:	F-3
For the three and six months ended December 31, 2008
Cumulative, for the period from inception, June 9, 2008, through December 31, 2008

Statements of Stockholders' Equity:	F-4
For the period from inception, June 9, 2008, through December 31, 2008

Statements of Cash Flows:	F-5
For the three and six months ended December 31, 2008
Cumulative, for the period from inception, June 9, 2008, through June 30, 2008

Notes to Financial Statements:	F-6
December 31, 2008

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
		Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$42,314	$5,060
Prepaid expenses	-	5,000
Total current assets	42,314	10,060

Oil and gas properties:
Undeveloped, unproven properties	15,000	15,000
Total other assets	15,000	15,000
Total assets	$57,314	$25,060

LIABILITIES
Current liabilities:
Accounts payable, trade	$-	$-
Accounts payable, related parties	-	927
Farm-in agreement obligation	-	10,000
Total current liabilities	-	10,927

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
38,642,000 and 32,042,000 shares issued and outstanding	3,864	3,204
Capital in excess of par value	69,496	11,856
(Deficit) accumulated during the development stage	(16,046)	(927)
Total stockholders' equity	57,314	14,133
Total liabilities and stockholders' equity	$57,314	$25,060

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
		Statements of Operations
			(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Six Months	Quarter
	Through	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2008

Revenues	$-	$-	$-

General and administrative expenses:
Management fees	7,300	7,300	1,500
Professional fees	7,689	7,689	1,989
Organizational expenses	927	-	-
Other general and administrative expenses	130	130	115
Total operating expenses	16,046	15,119	3,604
(Loss) from operations	(16,046)	(15,119)	(3,604)

Other income (expense):	-	-	-
(Loss) before taxes	(16,046)	(15,119)	(3,604)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(16,046)	$(15,119)	$(3,604)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		35,132,217	38,112,565

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Stockholders' Equity
					(Unaudited)

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	$3,204	$11,856	$(927)	$14,133

Shares issued for cash	6,600,000	660	65,340		66,000
Less, Applicable expenses			(15,000)		(15,000)
Services contributed by shareholders
for which no shares were issued	-		7,300		7,300
Development stage net (loss)				(15,119)	(15,119)
Balances, December 31, 2008	38,642,000	$3,864	$69,496	$(16,046)	$57,314

See accompanying notes

OCTAGON 88 RESOURCES, INC.
		(An exploration stage enterprise)
		Statements of Cash Flows
			(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Six Months	Quarter
	Through	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2008

Cash flows from operating activities:
Net (loss)	$(16,046)	$(15,119)	$(3,604)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by shareholders	7,300	7,300	1,500
Changes in current assets and liabilities:
Prepaid expenses	-	5,000	12,727
Accounts payable, trade	-	-	(3,200)
Accounts payable, related parties	-	(927)	-
Net cash flows from operating activities	(8,746)	(3,746)	7,423

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	81,060	66,000	56,000
Less, Applicable expenses	(15,000)	(15,000)	(12,727)
Increase (decrease) in funds received in advance	-	-	(20,000)
Increase (decrease) in farm-in agreement obligation	-	(10,000)	(10,000)
Net cash flows from financing activities	66,060	41,000	13,273
Net cash flows	42,314	37,254	20,696

Cash and equivalents, beginning of period	-	5,060	21,618
Cash and equivalents, end of period	$42,314	$42,314	$42,314

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2008
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended June 30, 2008 included in Form S-1.  Operating results for the periods ended December 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2009.

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

Clinton F. Bateman, our president, owns 32,000,000 of our 38,642,000 outstanding shares.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently hold one lease, a 50% working interest in Alberta, Canada, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  We also have applied for a listing on the OTC Bulletin Board.  We are now exploring sources of capital.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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
December 31, 2008
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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Note 2 – Going concern:
At December 31, 2008, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we filed a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our majority shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.

During the quarter ended December 31, 2008, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2008
(Unaudited)

The provision for refundable Federal income tax consists of the following:

	Inception, June 9, 2008 Through December 31, 2008	Quarter ended December 31, 2008
Refundable Federal income tax attributable to:
Current operations	$(5,100)	$(1,200)
Nondeductible expenses	2,500	500
Change in deferred tax valuation allowance	2,600	700
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, June 9, 2008 Through December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$2,900
Less, Valuation allowance	(2,900)
Net deferred tax asset	-

At December 31, 2008, we had an unused net operating loss carryover approximating $8,700 that is available to offset future taxable income; it expires beginning in 2028.

Note 4 – Issuance of shares:
As of December 31, 2008, the Company had issued shares of its $.0001 par value common stock as follows:
			Price Per
Date	Description	Shares	Share	Amount

06/09/08	Shares sold for cash	32,042,000	$.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$.01000	18,000
12/31/08	Cumulative Totals	38,642,000		$81,060

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2008, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Octagon 88 Resources, Inc..

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

During the first 6 months of our current fiscal year (the “Initial Period”), we had planned to explore our current oil and gas prospects. During the quarter ended December 31, 2008, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

We have elected to delay our planned exploration in anticipation of lower costs and lower commodity prices. We continue to seek acquisitions of oil and gas properties where management believes further exploitation and development opportunities exist.  We plan to pursue both oil and natural gas prospects.  In selecting exploration, exploitation and development prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects.  We do not intend to purchase other oil and gas companies, but rather identify oil and gas projects that other companies have made available on the open market.  No assurance can be given that drilling will prove successful in establishing commercially recoverable reserves.

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

Once, in managements opinion, the uncertainty surrounding service and commodity pricing abates, we intend to start our exploration activities. We intend to focus our business operations on obtaining higher quality reservoirs and to create value through exploitation, development and exploration activities on to be acquired oil and gas prospects with a view to increasing stockholder value and returns.  We will use the following operation and financial management techniques to increase stockholder value and returns, taking into account our financial position, taxability and access to debt and equity financing:

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

Present Activites

On June 10, 2008, we executed a farm-out agreement with a non-affiliated company in the Goodwin area Section 14, Township 58, Range 13, W5 to earn a 50% working interest.   A copy of the farm-in agreement is appended as an exhibit to this registration statement.  We must utilize funds raised from our offering in order to undertake further work on the lease which is intended to be an evaluation of the aerial extent of the anomalies to make a determination as to the merits of further exploration on the leases.  Should we determine to proceed with further exploration on the leases, Unitech will be the operator and the Company will be required to contribute 100% of the exploration and/or drilling costs.  We cannot at this time estimate the costs that may be required, however, we intend to use up to $30,000 from our proceeds of the offering towards payment of, and evaluation of, the leases.   As noted above, we have delayed our exploration activities until such time as costs and commodity prices have stabilized.

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

2.	Exploration We anticipate spending approximately $30,000 on exploration of our oil & gas property

Liquidity and Capital Resources

As of January 31, 2009, Octagon’s cash balance is approximately $42,300 and is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve month period.  We will not initially have any cash flow from operating activities as we are in the development stage.   As indicated above, we raised $66,000 from our stock offering, and we plan to raise any additional capital required on an “as-required” basis and primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  As indicated above, we raised a total of $66,000 by way of issuance of 6,600,000 shares of registered common stock. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

During the quarter ended December 31, 2008, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

During the quarter ended December 31, 2008, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

We are in the process of applying to have our shares quoted from trading on the OTC Bulletin Board.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February, 2009.

OCTAGON 88 RESOURCES, INC.

/s/Clinton F. Bateman	/s/ Kara B. McDuffie
Name: Clinton F. Bateman	Name: Kara B. McDuffie
Title: President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Title: Secretary-Treasurer and Director