Form 10-Q
period 2009-03-31
OCTAGON 88 RESOURCES, INC.
filed 2009-05-15
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-53560

Octagon 88 Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Briar Hollow Lane, Suite 263, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 38,642,000 common shares outstanding as of May 8, 2009.

Octagon 88 Resources, Inc.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Index to Financial Statements

Balance Sheet:	F-1
March 31, 2009 and June 30, 2008

Statements of Operations:	F-2
For the three and nine months ended March 31, 2009
Cumulative, for the period from inception, June 9, 2008, through March 31, 2009

Statements of Stockholders' Equity:	F-3
For the period from inception, June 9, 2008, through March 31, 2009

Statements of Cash Flows:	F-4
For the three and nine months ended March 31, 2009
Cumulative, for the period from inception, June 9, 2008, through March 31, 2009

Notes to Financial Statements:	F-5
March 31, 2009

OCTAGON 88 RESOURCES, INC.
	(An exploration stage enterprise)
		Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$38,230	$5,060
Prepaid expenses	-	5,000
Total current assets	38,230	10,060

Oil and gas properties:
Undeveloped, unproven properties	15,000	15,000
Total other assets	15,000	15,000
Total assets	$53,230	$25,060

LIABILITIES
Current liabilities:
Accounts payable, trade	$-	$-
Accounts payable, related parties	-	927
Farm-in agreement obligation	-	10,000
Total current liabilities	-	10,927

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
38,642,000 and 32,042,000 shares issued and outstanding	3,864	3,204
Capital in excess of par value	71,096	11,856
(Deficit) accumulated during the development stage	(21,730)	(927)
Total stockholders' equity	53,230	14,133
Total liabilities and stockholders' equity	$53,230	$25,060

See accompanying notes

OCTAGON 88 RESOURCES, INC.
		(An exploration stage enterprise)
		Statements of Operations
			(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Nine Months	Quarter
	Through	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2009	2009

Revenues	$-	$-	$-

General and administrative expenses:
Management fees	8,900	8,900	1,600
Professional fees	11,773	11,773	4,084
Organizational expenses	927	-	-
Other general and administrative expenses	130	130	-
Total operating expenses	21,730	20,803	5,684
(Loss) from operations	(21,730)	(20,803)	(5,684)

Other income (expense):	-	-	-
(Loss) before taxes	(21,730)	(20,803)	(5,684)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(21,730)	$(20,803)	$(5,684)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		36,285,066	38,642,000

See accompanying notes

			OCTAGON 88 RESOURCES, INC.
			(An exploration stage enterprise)
			Statement of Stockholders' Equity
					(Unaudited)

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	$3,204	$11,856	$(927)	$14,133

Shares issued for cash	6,600,000	660	65,340		66,000
Less, Applicable expenses			(15,000)		(15,000)
Services contributed by shareholders
for which no shares were issued	-		8,900		8,900
Development stage net (loss)				(20,803)	(20,803)
Balances, March 31, 2009	38,642,000	$3,864	$71,096	$(21,730)	$53,230

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
			Statements of Cash Flows
			(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Nine Months	Quarter
	Through	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2009	2009

Cash flows from operating activities:
Net (loss)	$(21,730)	$(20,803)	$(5,684)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by shareholders	8,900	8,900	1,600
Changes in current assets and liabilities:
Prepaid expenses	-	5,000	-
Accounts payable, trade	-	-	-
Accounts payable, related parties	-	(927)	-
Net cash flows from operating activities	(12,830)	(7,830)	(4,084)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	81,060	66,000	-
Less, Applicable expenses	(15,000)	(15,000)	-
Increase (decrease) in funds received in advance	-	-	-
Increase (decrease) in farm-in agreement obligation	-	(10,000)	-
Net cash flows from financing activities	66,060	41,000	-
Net cash flows	38,230	33,170	(4,084)

Cash and equivalents, beginning of period	-	5,060	42,314
Cash and equivalents, end of period	$38,230	$38,230	$38,230

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2009
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended June 30, 2008 included in Form S-1.  Operating results for the periods ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2009.

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
March 31, 2009
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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2009
(Unaudited)

 denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going concern:
At March 31, 2009, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we filed a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our majority shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.

During the nine months ended March 31, 2009, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

The provision for refundable Federal income tax consists of the following:

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2009
(Unaudited)

	Inception, June 9, 2008 Through March 31, 2009	Nine Months Ended March 31, 2009
Refundable Federal income tax attributable to:
Current operations	$(7,400)	$(7,100)
Nondeductible expenses	3,000	3,000
Change in deferred tax valuation allowance	4,400	4,100
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, June 9, 2008 Through March 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$4,400
Less, Valuation allowance	(4,400)
Net deferred tax asset	-

At March 31, 2009, we had an unused net operating loss carryover approximating $12,800 that is available to offset future taxable income; it expires beginning in 2028.

Note 4 – Issuance of shares:
As of March 31, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2008,  together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Octagon 88 Resources, Inc.

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

During the first 6 months of our current fiscal year (the “Initial Period”), we had planned to explore our current oil and gas prospects. During the nine months ended March 31, 2009, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

Present Activities

On June 10, 2008, we executed a farm-out agreement with a non-affiliated company in the Goodwin area Section 14, Township 58, Range 13, W5 to earn a 50% working interest.   A copy of the farm-in agreement is appended as an exhibit to this registration statement.  We must utilize funds raised from our offering in order to undertake further work on the lease which is intended to be an evaluation of the aerial extent of the anomalies to make a determination as to the merits of further exploration on the leases.  Should we determine to proceed with further exploration on the leases, Unitech will be the operator and the Company will be required to contribute 100% of the exploration and/ordrilling costs.  We cannot at this time estimate the costs that may be required, however, we intend to use up to $30,000 from our proceeds of the offering towards payment of, and evaluation of, the leases.   As noted above, we have delayed our exploration activities until such time as costs and commodity prices have stabilized.

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

2.	Exploration We anticipate spending approximately $30,000 on exploration of our oil & gas property

Liquidity and Capital Resources

As of April 30, 2009, Octagon’s cash balance is approximately $35,700 and is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, or the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve month period.  We will not initially have any cash flow from operating activities as we are in the development stage.   As indicated above, we raised $66,000 from our stock offering, and we plan to raise any additional capital required on an “as-required” basis and primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  As indicated above, we raised a total of $66,000 by way of issuance of 6,600,000 shares of registered common stock.

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

During the nine months ended March 31, 2009, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

During the nine months ended March 31, 2009, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

We do not currently monitor our foreign currency exposure and we do not currently have any hedging plans in place to hedge against fluctuations in currency.  If we commence operations in jurisdications outside of the U.S. that may present opportunities for business we intend to put a monitoring system in place to monitor foreign currency and we will consider hedging activities at that time.

ITEM 4.                               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.                            RISK FACTORS

Not Applicable

ITEM 2.                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 4, 2008 our Registration Statement on Form S-1 under Commission file number 333-153546 was declared effective, enabling us to offer up to 10,000,000 shares of common stock of our company at a price of $0.01 per share. On December 1, 2008 we filed a post effective amendment to our Form S-1 to deregister a total of 3,400,000 shares and we accepted subscriptions for a total of 6,600,000 common shares from various investors for cash proceeds of $66,000. No commissions were paid on the issuance.

Following is the use of proceeds for actual expenses incurred for our account from December 1, 2008  to March 31, 2009 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	-	$1,180
Legal and Accounting	-	1,955
Costs of the offering	-	20,824
Office and Administration	-	130
Total	-	$24,089

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	-	$-
Acquisition undeveloped, unproved property	-	15,000
Legal and Accounting	-	7,655
Consulting	-	-
Office Furniture, Equipment and Supplies	-	-
Costs of the offering	-	20,824
Working capital - Administration Expenses	-	927
TOTAL	-	$44,406

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.                               OTHER INFORMATION

We are in the process of applying to have our shares quoted for trading on the OTC Bulletin Board.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2009.

OCTAGON 88 RESOURCES, INC.

By: /s/Clinton F. Bateman
Name: Clinton F. Bateman
Title:   President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:   May 15, 2009

By: /s/ Kara B. McDuffie
Name: Kara B. McDuffie
Title:   Secretary-Treasurer and Director
Date:   May 15, 2009