Form 10-Q/A
period 2009-03-31
OCTAGON 88 RESOURCES, INC.
filed 2009-05-22
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes [ X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be sumitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [ ] No [ X]

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

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the nine month period  ended March 31, 2009, filed with the Securities and Exchange Commission (SEC) on May 15, 2009 (the “Original Filing”). This Amendment revises the disclosures in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, which information is amended to correctly reflect the information as to the use of proceeds from the offering.  The error in the Original Filing was due to our filing agent filing a prior draft of our Form 10-Q and not the final draft. The Company discovered this error in reviewing the filing with the SEC.  Our  Executive Officer and Principal Financial Officer, concluded that the Company's disclosure should be amended to ensure that information as required to be disclosed in the reports filed  is accurate and has requested the filing agent to file this amendment to correct the filing.

We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, required by the filing of the Amendment. As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

There have been no changes from the original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

TABLE OF CONTENTS
		Page(s)
PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits	4

Signatures		5
Certifications

	Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
	Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 24, 2008 our Registration Statement on Form S-1 under Commission file number 333-153546 was declared effective, enabling us to offer up to 10,000,000 shares of common stock of our company at a price of $0.01 per share. On December 1, 2008 we filed a post effective amendment to our Form S-1 to deregister a total of 3,400,000 shares and we accepted subscriptions for a total of 6,600,000 common shares from various investors for cash proceeds of $66,000. No commissions were paid on the issuance.

Following is the use of proceeds for actual expenses incurred for our account from September 24, 2008 to March 31, 2009 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	-	$1,180
Legal and Accounting	-	10,000
Costs of the offering	-	2,970
Office and Administration	-	-
Total	-	$14,150

Following is a table detailing the use of net offering proceeds from the offering of the securities.  Net offering proceeds were $51,850 (consisting of $66,000 gross proceeds, less $14,150 from the table above).

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	-	$-
Acquisition undeveloped, unproved property	-	-
Legal and Accounting	-	2,655
Consulting	-	-
Office Furniture, Equipment and Supplies	-	-
Costs of the offering	-	-
Working capital - Administration Expenses	-	98
TOTAL	-	$2,753

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

4

ITEM 6.                      EXHIBITS

Number	Description
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 2009.

OCTAGON 88 RESOURCES, INC.

/s/Clinton F. Bateman	/s/ Kara B. McDuffie
Name: Clinton F. Bateman	Name: Kara B. McDuffie
Title: President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Title: Secretary-Treasurer and Director

5