Form 10-K
period 2009-06-30
OCTAGON 88 RESOURCES, INC.
filed 2009-09-29
CIK 1444837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the fiscal year ended June 30, 2009

OR

[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from __________ to ______________

Commission File Number 000-53560

OCTAGON 88 RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-2793743
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

19 Briar Hollow Lane, Suite 263, Houston, TX 77027
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (713) 552-9800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value
(Title of class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes [    ]    No [  X ]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [    ]    No [  X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  X ]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [    ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    [ X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $66,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

38,642,000 common shares issued and outstanding as of September 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.                      Description Of Business

General Overview

We were incorporated on June 9, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  Between September 29, 2008 and October 9, 2008, we sold 6,600,000 shares of common stock at $0.01 per share for cash, for a total of $66,000.  We have begun our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease.  Our planned work program is to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities.   We have budgeted a total of up to $45,000 from funds raised under our stock offering for lease costs and oil and gas exploration.   We plan to use the funds raised to undertake work on the leases in an attempt to definitively delineate the aerial extent of the anomalies so that we can make an information determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  We have been advised by our potential operator, Unitech, that the expected production rates from our prospect are not economic at current natural gas prices and that we should postpone any activities until such time as the natural gas prices rise to a level that would make the expected production rates economic.  Should this non-economic scenario continue, we may expend funds we have raised for exploration on general corporate purposes and may not have sufficient funds to pursue our planned exploration activities without raising other funds from the issuance of debt and/or equity.  The can be no assurance that we will be able to raise additional funds.

Should we determine not to undertake further work on the lease we will seek other exploration and development prospects in the Province of Alberta, Canada or other business opportunities that may be outside of our current plan of operations.

We are an exploration stage company.  We currently have no revenue and no significant assets except that relating to the Lease Agreement as set forth below.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, except for the acquisition of the right to earn a 50% working interest in an oil and gas prospect nor have we been involved in any mergers, acquisitions or consolidations.

During the year ended June 30, 2009, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

We currently hold, as our sole asset, the right to earn a 50% working interest in an Alberta, Canada Petroleum and Natural Gas Lease Number 050606526, (the “Lease”) which Lease comprises approximately 640 acres of land with petroleum and natural gas exploitation rights from the surface to the base of the Viking formation, which base is approximately 5000 feet below the surface of the Lease. Unless hydrocarbon is produced from the Lease on or before June 14, 2011, the Lease may expire, in which case we would have no further claim on the Lease. The Lease is located in central Alberta, Canada, at section 14, Township 58, Range 13, W5 which is approximately 130 miles northwest of Edmonton, Alberta in the area known as “Goodwin”.  We agreed to pay a non-affiliated Canadian public company (the (“Farmor”) $15,000 toward our 50% working interest in the Lease. Prior to our stock offering we paid $5,000 toward this cost.   We paid the remaining $10,000 on October 27, 2008 from the proceeds of our offering.  In order to earn our 50% working interest we must also expend a total of $30,000 in exploration costs on or before June 14, 2010.  In the event that our planned work program indicates that a drilling or re-completion is warranted, it is anticipated that the Farmor will be the operator. The Farmor purchased a 100% working interest in the Lease at an Alberta Government auction on June 14, 2006 for the sum of Cdn$30,494.00. The Lease is for 5 years and expires on June 14, 2011 unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. Our valuation of the Lease and our decision to proceed further toward exploitation was based on information in the public domain.  We acquired our right to earn our 50% working interest from the Farmor, through arms-length negotiation, on June 10, 2008. There is an abandoned wellbore on the Lease which wellbore was abandoned on November 19, 1985 and which was drilled by a company unaffiliated with either our Company or the Farmor. That company drilled and abandoned the well and the exploitation rights subsequently reverted back to the Alberta government. The well logs that were run on the well indicate multiple anomalies that may indicate the presence of hydrocarbon in what is known as the Belly River formation. There were also Drill Stem Tests performed on one Belly River anomaly at approx. 2050 feet drill depth that produced at a rate of approximately 127,000 cubic feet per day of natural gas. A Drill Stem Test isolates a specific downhole interval in order to determine what, if anything, can be recovered or produced from that specific downhole depth interval. The Farmor has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive. We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward. No commercially viable reserves may exist on our Lease.  Our plan of operations is to carry out exploration work on this Lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities.  We can provide no assurance to investors that our Lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified.  As of the date of this Prospectus, we are not in possession of any more recent data on the Lease.  Further, we are not in possession of sufficient data to provide reliable estimates on the quantity, if any, of the potential hydrocarbon reserves which may exist on the Lease.  At the time of this Prospectus, we have no known reserves on our Lease.

Item 1A.                    Risk Factors

The Company is a smaller reporting company and is not required to provide this information.

Item 2.                       Properties.

We currently hold, as our sole asset, the right to earn a 50% working interest in an Alberta, Canada Petroleum and Natural Gas Lease Number 050606526, (the “Lease”) which Lease comprises approximately 640 acres of land with petroleum and natural gas exploitation rights from the surface to the base of the Viking formation, which base is approximately 5000 feet below the surface of the Lease. Unless hydrocarbon is produced from the Lease on or before June 14, 2011, the Lease may expire, in which case we would have no further claim on the Lease. The Lease is located in central Alberta, Canada, at section 14, Township 58, Range 13, W5 which is approximately 130 miles northwest of Edmonton, Alberta in the area known as “Goodwin”.  We agreed to pay a non-affiliated Canadian public company (the (“Farmor”) $15,000 toward our 50% working interest in the Lease. Prior to our stock offering we paid $5,000 toward this cost.   We paid the remaining $10,000 on October 27, 2008 from the proceeds of our offering.  In order to earn our 50% working interest we must also expend a total of $30,000 in exploration costs on or before June 14, 2010.  In the event that our planned work program indicates that a drilling or re-completion is warranted, it is anticipated that the Farmor will be the operator. The Farmor purchased a 100% working interest in the Lease at an Alberta Government auction on June 14, 2006 for the sum of Cdn$30,494.00. The Lease is for 5 years and expires on June 14, 2011 unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned.

Our valuation of the Lease and our decision to proceed further toward exploitation was based on information in the public domain.  We acquired our right to earn our 50% working interest from the Farmor, through arms-length negotiation, on June 10, 2008. There is an abandoned wellbore on the Lease which wellbore was abandoned on November 19, 1985 and which was drilled by a company unaffiliated witheither our Company or the Farmor. That company drilled and abandoned the well and the exploitation rights subsequently reverted back to the Alberta government. The well logs that were run on the well indicate multiple anomalies that may indicate the presence of hydrocarbon in what is known as the Belly River formation. There were also Drill Stem Tests performed on one Belly River anomaly at approx. 2050 feet drill depth that produced at a rate of approximately 127,000 cubic feet per day of natural gas. A Drill Stem Test isolates a specific downhole interval in order to determine what, if anything, can be recovered or produced from that specific downhole depth interval. The Farmor has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive. We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward. No commercially viable reserves may exist on our Lease.  Our plan of operations is to carry out exploration work on this Lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities.  We can provide no assurance to investors that our Lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified.  As of the date of this Prospectus, we are not in possession of any more recent data on the Lease.  Further, we are not in possession of sufficient data to provide reliable estimates on the quantity, if any, of the potential hydrocarbon reserves which may exist on the Lease.  At the time of this Prospectus, we have no known reserves on our Lease.

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

•
The Farmor purchased a 100% working interest in the Lease at an Alberta Government auction on June 14, 2006 for the sum of Cdn$30,494.00.  The Lease is for 5 years and expires on June 14, 2011 unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. We acquired our right to earn a 50% working interest from the Farmor, through negotiation, on June 10, 2008.  We paid $15,000, and we must also expend a further $30,000 on exploration related expenses on or before June 14, 2010 to earn our 50% working interest. The Farmor has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive.

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

Present Activites

On June 10, 2008, we executed a farm-out agreement with a non-affiliated company in the Goodwin area Section 14, Township 58, Range 13, W5 to earn a 50% working interest.   A copy of the farm-in agreement was appended as an exhibit to our registration statement.  We must utilize funds raised from our offering in order to undertake further work on the lease which is intended to be an evaluation of the aerial extent of the anomalies to make a determination as to the merits of further exploration on the leases.  Should we determine to proceed with further exploration on the leases, we expect that Unitech will be the operator as the Company does not currently have an operator’s license and believes that it would be cost effective to appoint an outside operator. The Company will be required to contribute 100% of the exploration and/or drilling costs.  We cannot at this time estimate the costs that may be required, however, we intend to use up to $30,000 from our proceeds of the offering towards payment of, and evaluation of, the leases.   We have been advised by our potential operator, Unitech, that the expected production rates from our prospect are not economic at current natural gas prices and that we should postpone any activities until such time as the natural gas prices rist to a level that would make the expected production rates economic.

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

Item 3.                       Legal Proceedings.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

Item 4.                       Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of its fiscal year ending June 30, 2009.

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “OCTX”.  The Company received approval for quotation on July 27, 2009.  There were no bids or offers and there was no trading on the Company’s stock for the fiscal year ending June 30, 2009.

(b)  Holders

As of September 22, 2009, there were sixty-five (65) holders of record of our common stock.

(c)  Dividend Policy

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d)  Securities authorized for issuance under equity compensation plans

The Company has not authorized any securities for issuance under any equity compensation plans.

Recent Sales Of Unregistered Securities;

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Registration Statement filed on Form S-1, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds from First Registration Statement

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

Following is the use of proceeds for actual expenses incurred for our account from September 24, 2008 to June 30, 2009 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	-	$1,280
Legal and Accounting	-	14,000
Costs of the offering	-	5,992
Office and Administration	-	-
Total	-	$21,272

Following is a table detailing the use of net offering proceeds from the offering of the securities.  Net offering proceeds were $51,850 (consisting of $66,000 gross proceeds, less $14,150 from the table above).

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	-	$-
Acquisition undeveloped, unproved property	-	-
Legal and Accounting	-	3,605
Consulting	-	-
Office Furniture, Equipment and Supplies	-	-
Costs of the offering	-	-
Working capital - Administration Expenses	-	98
TOTAL	-	$3,703

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

Item 6.                     Selected Financial Data.

The Company is a smaller reporting company and is not required to provide this information.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity:

At June 30, 2009, we had total assets of $48,130, compared to $25,060 at June 30, 2008.  The increase consisted of an increase of approximately $28,000 in cash, being the remaining proceeds from the sale of common stock, and the decrease of $5,000 in prepaid expenses.  Liabilities at June 30, 2009 were $2,972, compared to $10,927 at June 30, 2008.  The decline was represented primarily in the payment of an obligation under the farm-in agreement described elsewhere.

At our current level of exploration stage activities, we believe we have sufficient cash reserves ($33,130) to finance our activities for the next fiscal year.  However, as noted above, we are obligated to expend an additional $30,000 in exploration costs on or before June 14, 2010 in order to earn our working interest.  There can be no assurance that this will occur.  In the event our cash is depleted, we will be dependent on our majority shareholder to finance operations through additional stock purchases or loans, or through the raising of additional capital by the sale of stock.

Capital resources:

Net stockholders’ equity was $45,158 at June 30, 2009, compared to $14,133 at June 30, 2008.  The increase was the result of the sale of common stock, as diminished by operating losses.

Results of operations:

During the year ended June 30, 2009, we incurred a loss of $30,475, compared to a loss of $927 for the period from inception, June 9, 2008 through June 30, 2008.   For the 2008 period, the loss consisted entirely of organization expenses. For the year ended June 30, 2009, Professional fees of $19,830 were incurred, consisting of legal and accounting fees of $12,605, and other professional fees of $7,225.  These fees were incurred primarily in connection with our filing of an application to have our shares quoted on the OTCBB, and to filing of annual and quarterly reports.  In addition, management fees of $10,500 were recorded as a non-cash expense, representing the value of services contributed by management without compensation.  We expect to continue to incur operating losses while we are in the exploration stage.

We had no revenues for either year.

Off balance sheet obligations:

None.

Tabular Disclosure of Contractual Obligations

Payments Due by period
Contractual Obligations	Total		Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-		-0-		-0-	-0-	-0-
Capital Lease Obligations	-0-		-0-		-0-	-0-	-0-
Operating Lease Obligations	-0-		-0-		-0-	-0-	-0-
Purchase Obligations	$30,000	(1)	$30,000	(1)	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-		-0-		-0-	-0-	-0-
Total	$30,000		$30,000		-0-	-0-	-0-

(1) This amount represents our obligation to expend funds under our working interest agreement described in Items 1 and 2 of this document.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB  issued SFAS  No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the Financial Accounting Standards Board ("FASB") issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company has adopted the requirements of Statement No. 165 beginning with its June 30, 2009 financial statements.

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets:	F-3
June 30, 2009 and 2008

Statements of Operations:	F-4
For the year ended June 30, 2009 and the period from inception, June 9, 2008 through June 30, 2008
Cumulative, for the period from inception, June 9, 2008, through June 30, 2009

Statements of Stockholders' Equity:	F-5
For the period from inception, June 9, 2008, through June 30, 2009

Statements of Cash Flows:	F-6
For the year ended June 30, 2009 and the period from inception, June 9, 2008 through June 30, 2008
Cumulative, for the period from inception, June 9, 2008, through June 30, 2009

Notes to Financial Statements:	F-7
June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Octagon 88 Resources, Inc.:

We have audited the balance sheets of Octagon 88 Resources, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 20, 2009, the period from June 9, 2008 (inception) through June 30, 2008, and the period from June 9, 2008 (inception) through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Octagon 88 Resources, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended June 30, 2009, the period from June 9, 2008 (inception) through June 30, 2008, and the period from June 9, 2008 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet engaged in an operating business, does not have sufficient capital to implement its business plan, and must rely upon uncompensated officers and directors to maintain essential business functions, which raises a substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
September 24, 2009

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
		Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
Current assets:
Cash	$33,130	$5,060
Prepaid expenses	-	5,000
Total current assets	33,130	10,060

Oil and gas properties:
Undeveloped, unproven properties	15,000	15,000
Total other assets	15,000	15,000
Total assets	$48,130	$25,060

LIABILITIES
Current liabilities:
Accounts payable, trade	$2,972	$-
Accounts payable, related parties	-	927
Farm-in agreement obligation	-	10,000
Total current liabilities	2,972	10,927

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
38,642,000 and 32,042,000 shares issued and outstanding	3,864	3,204
Capital in excess of par value	72,696	11,856
(Deficit) accumulated during the development stage	(31,402)	(927)
Total stockholders' equity	45,158	14,133
Total liabilities and stockholders' equity	$48,130	$25,060

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statements of Operations

	Cumulative,
	Inception,		Inception,
	June 9, 2008,	Year	June 9, 2008,
	Through	Year Ended	Through
	June 30,	June 30,	June, 30,
	2009	2009	2008

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	10,500	10,500	-
Professional fees	19,830	19,830	-
Organizational expenses	927	-	927
Other general and administrative expenses	145	145	-
Total operating expenses	31,402	30,475	927
(Loss) from operations	(31,402)	(30,475)	(927)

Other income (expense):	-	-	-
(Loss) before taxes	(31,402)	(30,475)	(927)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(31,402)	$(30,475)	$(927)

Basic earnings (loss) per common share		$(0.00)	$-

Weighted average number of shares outstanding		36,872,685	32,042,000

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Stockholders' Equity

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	$3,204	$11,856	$(927)	$14,133

Shares issued for cash	6,600,000	660	65,340		66,000
Less, Applicable expenses			(15,000)		(15,000)
Services contributed by officers	-		10,500		10,500
Development stage net (loss)				(30,475)	(30,475)
Balances, June 30, 2009	38,642,000	$3,864	$72,696	$(31,402)	$45,158

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statements of Cash Flows

	Cumulative,
	Inception,		Inception,
	June 9, 2008,	Year	June 9, 2008,
	Through	Year Ended	Through
	June 30,	June 30,	June, 30,
	2009	2009	2008

Cash flows from operating activities:
Net (loss)	$(31,402)	$(30,475)	$(927)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers	10,500	10,500
Changes in current assets and liabilities:
Prepaid expenses	-	5,000	(5,000)
Accounts payable, trade	2,972	2,972	-
Accounts payable, related parties	-	(927)	927
Net cash flows from operating activities	(17,930)	(12,930)	(5,000)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	(15,000)
Net cash flows from investing activities	(15,000)	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	81,060	66,000	15,060
Less, Applicable expenses	(15,000)	(15,000)	-
Increase (decrease) in farm-in agreement obligation	-	(10,000)	10,000
Net cash flows from financing activities	66,060	41,000	25,060
Net cash flows	33,130	28,070	5,060

Cash and equivalents, beginning of period	-	5,060	-
Cash and equivalents, end of period	$33,130	$33,130	$5,060

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
June 30, 2009 and 2008

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

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  We also applied for a listing on the OTC Bulletin Board; our application was approved in July 2009.  We are now exploring sources of capital.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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

        Oil and gas properties – We use the successful efforts method of accounting for oil and gas properties.   Under that method:

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
June 30, 2009 and 2008

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

Note 2 – Going concern:
At June 30, 2009, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we filed a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our majority shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
June 30, 2009 and 2008

During the year ended June 30, 2009, worldwide financial markets experienced severe turmoil.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

From inception through June 30, 2009, we had incurred operating losses of approximately $31,400, of which approximately $20,000 represented actual cash losses.  At June 30, 2009, we had cash approximating $33,000, which we believe will be sufficient to fund our limited exploration stage operations for the next fiscal year.  However, there can be no assurance of this, and unforeseen circumstances could deplete our cash position.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Prepaid expenses, registration costs and related commitments:
We engaged a consulting firm to assist us in filing a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  The consulting firm agreed to perform the services necessary to file Form S-1 for a flat fee of $15,000, of which $5,000 had been paid at June 30, 2008 and is included in Prepaid Expenses in the accompanying balance sheet.  The balance of the fee was paid during the year ended June 30, 2009, and the Form S-1 was filed.   The costs were charged against the proceeds of the stock offering.

Note 4 – Oil and gas properties:
On June 10, 2008, we executed a Farm-in Letter Agreement with Unitech Energy Resources, Inc. (“Unitech”), of Calgary, Alberta, Canada.  Under the agreement, we acquired a 50% working interest in Alberta, Canada Petroleum and Natural Gas Agreement Number 050606526, (the “Lease”) which Lease is held by Unitech, and which comprises approximately 640 acres of petroleum and natural gas exploitation rights from the surface to the basement, excepting Natural Gas in the Jurassic Detrital formation and the Pekisko formation, and which Lease is located in central Alberta, Canada, at section 14, Township 58, Range 13, W5 which is approximately 130 miles northwest of Edmonton, Alberta in the area known as “Goodwin”. The Lease is registered with the Government of Alberta, under the name of Unitech, our working interest partner that owns the other 50% working interest.

We paid Unitech $15,000 for our 50% working interest in the Lease. At June 30, 2008, we had paid a $5,000 initial payment.  The balance of $10,000 was paid during the year ended June 30, 2009.  The balance of $10,000 was not evidenced by a promissory note, and did not bear interest.

  OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
June 30, 2009 and 2008

The Farm-in Letter Agreement requires that we pay 100% of all costs associated with drilling, re-completing, and testing, and thereafter both Parties will pay their respective 50% share of any go-forward costs.

Unitech is not affiliated with our Company. Unitech purchased a 100% working interest in the Lease at an Alberta Government auction on June 14, 2006 for the sum of CDN $30,494. The Lease is for 5 years and expires on June 14, 2011 unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. Unitech has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive. We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward.

We have not yet retained a geologist or a firm of geologists to undertake this exploration program.  We plan to interview and retain a qualified consulting geologist or engineer when we have sufficient funds to undertake the work program we anticipate.

Note 5 - Federal income tax:
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

The provision for refundable Federal income tax consists of the following:

	Year Ended June 30, 2009	Inception, June 9, 2008 Through June 30, 2008
Refundable Federal income tax attributable to:
Current operations	$(10,300)	$(300)
Nondeductible expenses	3,500	-
Change in deferred tax valuation allowance	6,800	300
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
June 30, 2009 and 2008

	June 30, 2009	June 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$7,100	$300
Less, Valuation allowance	(7,100)	(300)
Net deferred tax asset	-	-

At June 30, 2009, we had an unused net operating loss carryover approximating $20,900 that is available to offset future taxable income; it expires beginning in 2028.

Note 6 – Related party transactions:
At June 30, 2008, we owed Bateman & Co., Inc., P.C., a corporation controlled by our majority shareholder, the amount of $927 for organizational costs it paid on our behalf.  The amount was repaid by us in July, 2008.

During the year ended June 30 2009, our officers, Clinton F. Bateman and Kara B. McDuffie contributed services to the Company for which no payment was made, either in cash or shares.  The services were valued at hourly rates of $95 and $70 respectively, which, in the opinion of management, represent fair hourly rates for persons with their experience, expertise, knowledge, and education.  The total amount for the year ended June 30, 2009 was $10,500, and was recorded as a non-cash charge to expense with an offsetting credit to capital in excess of par value.

Note 7 – Issuance of shares:
As of June 30, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

06/09/08	Shares sold for cash	32,042,000	$.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$.01000	18,000
12/31/08	Cumulative Totals	38,642,000		$81,060

Of the above 32,042,000 shares, we sold 32,000,000 shares for $15,040 to Clinton F. Bateman, our President, CEO, and CFO, and 42,000 shares for $20 to Kara B. McDuffie, our Secretary-Treasurer, who is the daughter of Clinton F. Bateman.

Note 8 – Subsequent events:
In accordance with FASB pronouncements regarding subsequent events, we have evaluated subsequent events through September 24, 2009, the date these financial statements are available to be issued.   We believe there are no subsequent events required to be disclosed pursuant to this pronouncement.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
June 30, 2009 and 2008

Note 9 - New accounting pronouncements:
The following recent accounting pronouncements:

•	FASB Statements
•	Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,
•	Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
•	Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,
•	Number 151, Inventory Costs – an amendment of ARB 43, Chapter 4,
•	Number 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67,
•	Number 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,
•	Number 154, Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,
•	Number 155, Accounting for Certain Hybrid Financial Statements – an amendment of FASB Statements No. 133 and 140,
•	Number 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,
•	Number 157, Fair Value Measurements
•	Number 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),
•	Number 159, the Fair Value Option for Financial Assets and Financial Liabilities,
•	Number 160, Noncontrolling Interests in Consolidated Financial Statements,
•	Number 161, Disclosures about Derivative Instruments and Hedging Activities,
•	Number 163, Accounting for Financial Guarantee insurance Contracts,
•	Number 165, Subsequent Events,
•	Number 166, Accounting for Transfers of Assets (as amended)
•	Number 167, Amendments to FASB Interpretation No 46(R) (as amended)
•	Number 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended)

•	and FASB Interpretations
•
Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,

•	Number 46(R), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,
•	Number 47, Accounting for Conditional Asset Retirement Obligations,
•	Number 48, Accounting for Uncertainty in Income Taxes,

•	and recent changes to SEC Regulation S-K and S-X pertaining to Modernization of Oil & Gas Reporting,

are not currently expected to have a material effect on our financial Statements.

Item 9.                       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, Clinton F. Bateman, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was effective and that no material weaknesses in ICFR existed.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has not identified any control deficiencies that it believes represent material weaknesses as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We will implement further internal controls as circumstances, cash flow, and working capital permit.

Item 9B.                    Other information.

There are no items requiring disclosure hereunder.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Clinton F. Bateman	69	President, CEO, CFO and Director
Kara B. McDuffie	37	Secretary-Treasurer and Director

The Company’s directors are elected by the holders of the Company’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified.  The annual meeting of stockholders is specified in the Company’s bylaws to be at such time and place as set by the Board of Directors.   The Company has not yet held its annual meeting and expects to hold such meeting within 60 days of the filing of this annual report.  The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Clinton F. Bateman – President, CEO, CFO and Director

Mr. Bateman joined the Board of Directors and was appointed President, CEO, CFO on June 9, 2008.   He is  President of Bateman McDuffie, Inc., P.C., CPAs, founded in 1967, which was combined with ABBM Group, Ltd LLP, CPAs in 2009.  He is a graduate of Baylor University, 1962, with a BBA in Accounting and Economics.  He has worked in public accounting since 1961, and has extensive experience in auditing publicly held enterprises, as well as in auditing and tax services for privately held businesses, individuals, and international businesses. Mr. Bateman has served as President, Houston Chapter of TSCPA; Vice President, Texas Society of CPAs;  President, International Association of Practising Accountants Americas Group; and Executive Committee, International Association of Practising Accountants worldwide.  He has extensive committee service, Houston Chapter of TSCPA, Texas Society of CPAs, and American Institute of CPAs.  He has served on the Board of Directors, Baylor University Hankamer School of Business, as Vice President, Houston Baylor Club, on the Diaconate Board, Tallowood Baptist Church, and on the Board of Directors of Widowed, Inc.  He is the author of AICPA continuing professional education courses entitled, How To Do Writeup Work and Writeup Work Made Simple.  Author of various software programs for  the accounting profession, has been a speaker at numerous seminars and is an accomplished singer and soloist. He is married and has three adult daughters, and four grandchildren.

Kara B. McDuffie – Secretary-Treasurer and Director

Ms. McDuffie was appointed a Director and Secretary-Treasurer on June 10, 2008.   Kara Bateman McDuffie, CPA, is Vice-President, Director, and a shareholder of Bateman McDuffie, Inc, a CPA firm in Houston, Texas, having joined the firm in 2000.  Bateman McDuffie, Inc. was combined with ABBM Group, Ltd LLP in 2009. Previously, she was employed by Arthur Andersen, LLP for approximately five years.  Her experience is in auditing and tax services, and has served clients in the oil & gas, real estate, services, manufacturing, international, and many other industries.  Ms. McDuffie has MBA and BBA degrees from Baylor University.  She has extensive charitable and volunteer service.  She is married and has two sons.

Compliance with Section 16(A) of the Exchange Act

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Clinton F. Bateman	President, CEO, CFO and Director	Late/1	N/A	N/A
Kara B. McDuffie	Secretary-Treasurer and Director	Late/1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it concludes a merger or acquisition and commences business operations.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

The Board of Directors presently does not have an audit committee. Since there are no  independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it has a financial expert, Mr. Clinton F. Bateman.

Item 11.                     Executive Compensation.
The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended June 30	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Clinton F. Bateman, President & Principal Executive Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-		-0-
Clinton F. Bateman President & Principal Executive Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-		-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company does not currently have any stock option or stock award plans, therefore no stock options or stock awards were granted during fiscal 2008 or 2009.
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clinton F.Bateman, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kara B. McDuffie, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of September 15, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Clinton F. Bateman	32,000,000 common shares held directly	82.81%

Common		32,000,000 common shares	82.81%
(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 15, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 38,642,000 shares of common stock outstanding as of September 15, 2009.

Security Ownership of Management

The following table sets forth information, as of September 15, 2009, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)

Common	Clinton F. Bateman	32,000,000 common shares held directly	82.81%
Common	Kara B. McDuffie	42,000 common shares held directly	0.00%
Common	All Officers and Directors as a group	35,000,000 common shares	82.81%
(1)      Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 15, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 38,642,000 shares of common stock outstanding as of September 15, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans and has therefore not authorized any securities for issuance.

Changes In Control

None.

Item 13.                     Certain Relationships and Related Transactions, and Director Independence:

Certain Relationships and Related Transactions:

None.

Parents

There are no parents of our Company.

Director independence:

As of the date of filing of this annual report on Form 10-K we do not have any independent directors.

 Item 14.                   Principal Accounting Fees and Services.

During the periods ended June 30, 2009 and 2008, we incurred the following fees with our principal accountant, Cordovano and Honeck, LLP:

Description	Year Ended June 30, 2009	Inception, June 9, 2008 Through June 30, 2008
Audit fees	$5,000	$-
Audit related fees	3,605	-
Tax fees	-	-
All other fees	-	-
Total	$8,605	$-

PART IV

Item 15.                     Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Schedules

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

Exhibits:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Farm-In Agreement dated June 10, 2008 between Unitech Energy Resources Inc. and the Company	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on September 18, 2008
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date: September 29, 2009	By:	/s/Clinton F. Bateman
Name: Clinton F. Bateman
Title: President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OCTAGON 88 RESOURCES, INC.

Date: September 29, 2009	By:	/s/Clinton F. Bateman
Name: Clinton F. Bateman
Title: President and Director