Form 10-Q
period 2009-09-30
OCTAGON 88 RESOURCES, INC.
filed 2009-11-16
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

19 Briar Hollow Lane, Suite 263, Houston, Texas, 77027
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

Yes [X] No [ ]
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

Yes [ X] No [ ]

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

 38,642,000 common shares outstanding as of November 9, 2009.

Octagon 88 Resources, Inc.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Index to Financial Statements

Balance Sheets:	F-2
September 30, 2009 and June 30, 2009

Statements of Operations:	F-3
For the quarters ended September 30, 2009 and 2008
Cumulative, for the period from inception, June 9, 2008, through September 30, 2009

Statements of Stockholders' Equity:	F-4
For the period from inception, June 9, 2008, through September 30, 2009

Statements of Cash Flows:	F-5
For the quarters ended September 30, 2009 and 2008
Cumulative, for the period from inception, June 9, 2008, through September 30, 2009

Notes to Financial Statements:	F-6
September 30, 2009

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
		Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$25,020	$33,130
Total current assets	25,020	33,130

Oil and gas properties:
Undeveloped, unproven properties	15,000	15,000
Total other assets	15,000	15,000
Total assets	$40,020	$48,130

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,076	$2,972
Total current liabilities	1,076	2,972

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
38,642,000 shares issued and outstanding	3,864	3,864
Capital in excess of par value	74,096	72,696
(Deficit) accumulated during the development stage	(39,016)	(31,402)
Total stockholders' equity	38,944	45,158
Total liabilities and stockholders' equity	$40,020	$48,130

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statements of Operations
			(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Quarter	Quarter
	Through	Ended	Ended
	September 30,	September 30,	September 30,
	2009	2009	2008

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	11,900	1,400	5,800
Professional fees	26,044	6,214	5,700
Organizational expenses	927	-	-
Other general and administrative expenses	145	-	15
Total operating expenses	39,016	7,614	11,515
(Loss) from operations	(39,016)	(7,614)	(11,515)

Other income (expense):	-	-	-
(Loss) before taxes	(39,016)	(7,614)	(11,515)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(39,016)	$(7,614)	$(11,515)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		38,642,000	32,052,870

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Stockholders' Equity
					(Unaudited)

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	$3,204	$11,856	$(927)	$14,133

Shares issued for cash	6,600,000	660	65,340		66,000
Less, Applicable expenses			(15,000)		(15,000)
Services contributed by officers	-		10,500		10,500
Development stage net (loss)				(30,475)	(30,475)
Balances, June 30, 2009	38,642,000	$3,864	$72,696	$(31,402)	$45,158

Services contributed by officers	-		1,400		1,400
Development stage net (loss)				(7,614)	(7,614)
Balances, September 30, 2009	38,642,000	$3,864	$74,096	$(39,016)	$38,944

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statements of Cash Flows
			(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Quarter	Quarter
	Through	Ended	Ended
	September 30,	September 30,	September 30,
	2009	2009	2008

Cash flows from operating activities:
Net (loss)	$(39,016)	$(7,614)	$(11,515)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers	11,900	1,400	5,800
Changes in current assets and liabilities:
Prepaid expenses	-	-	(7,727)
Accounts payable, trade	1,076	(1,896)	3,200
Accounts payable, related parties	-	-	(927)
Net cash flows from operating activities	(26,040)	(8,110)	(11,169)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	81,060	-	10,000
Less, Applicable expenses	(15,000)	-	(2,273)
Increase (decrease) in funds received in advance	-	-	20,000
Increase (decrease) in farm-in agreement obligation	-	-	-
Net cash flows from financing activities	66,060	-	27,727
Net cash flows	25,020	(8,110)	16,558

Cash and equivalents, beginning of period	-	33,130	5,060
Cash and equivalents, end of period	$25,020	$25,020	$21,618

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2009
(Unaudited)
The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended June 30, 2009 included in Form 10-K.  Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2010.

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
September 30, 2009
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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2009
(Unaudited)
Note 2 – Going concern:
At September 30, 2009, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we filed a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our majority shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.

During the year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which continued through September 30, 2009.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

From inception through September 30, 2009, we had incurred operating losses of approximately $39,000, of which approximately $27,000 represented actual cash losses.  At September 30, 2009, we had cash approximating $25,000, which we believe will be sufficient to fund our limited exploration stage operations for the next fiscal year.  However, there can be no assurance of this, and unforeseen circumstances could deplete our cash position.

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

The provision for refundable Federal income tax consists of the following:

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2009
(Unaudited)

	Three months Ended September 30, 2009	Three months Ended September 30, 2008
Refundable Federal income tax attributable to:
Current operations	$(2,500)	$(3,900)
Nondeductible expenses	400	2,000
Change in deferred tax valuation allowance	2,100	1,900
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$9,200	$2,200
Less, Valuation allowance	(9,200)	(2,200)
Net deferred tax asset	-	-

At September 30, 2009, we had an unused net operating loss carryover approximating $27,100 that is available to offset future taxable income; it expires beginning in 2028.

Recent FASB pronouncements address the accounting for and disclosures related to uncertainty in income taxes.  We have evaluated our tax positions and, except as disclosed above, do not believe we have taken any uncertain tax positions covered by the pronouncement.

Note 4 – Issuance of shares:
As of September 30, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

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
September 30, 2009
(Unaudited)
Of the above 32,042,000 shares, we sold 32,000,000 shares for $15,040 to Clinton F. Bateman, our President, CEO, and CFO, and 42,000 shares for $20 to Kara B. McDuffie, our Secretary-Treasurer, who is the daughter of Clinton F. Bateman.

Note 5 – Subsequent events:
In accordance with FASB pronouncements regarding subsequent events, we have evaluated subsequent events through November 14, 2009, the date these financial statements are available to be issued.   We believe there are no subsequent events required to be disclosed pursuant to this pronouncement.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2009, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Octagon 88 Resources, Inc.

General Overview

We were incorporated on June 9, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  Between September 29, 2008 and October 9, 2008, we sold 6,600,000 shares of common stock at $0.01 per share for cash, for a total of $66,000.  We also applied for a listing on the OTC Bulletin Board; our application was approved in July 2009. We began our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease.  Our planned work program is to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities.   We budgeted a total of up to $45,000 from funds raised under our stock offering for lease costs and oil and gas exploration.   We planned to use the funds raised to undertake work on the leases in an attempt to definitively delineate the aerial extent of the anomalies so that we can make an information determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  However, at September 30, 2009, we had only approximately $23,000 in remaining working capital.  Thus we are seeking additional sources of capital to carry out our plan.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  Should we determine not to undertake further work on the lease we will seek other exploration and development prospects in the Province of Alberta, Canada.

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

During the period from inception through June 30, 2009, (the “Initial Period”), we had planned to explore our current oil and gas prospects. During the year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which continued through September 30, 2009.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

Once, in management’s opinion, the uncertainty surrounding service and commodity pricing abates, we intend to start our exploration activities. We intend to focus our business operations on obtaining higher quality reservoirs and to create value through exploitation, development and exploration activities on to be acquired oil and gas prospects with a view to increasing stockholder value and returns.  We will use the following operation and financial management techniques to increase stockholder value and returns, taking into account our financial position, taxability and access to debt and equity financing:

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

Reserves Reported to Other Agencies

We have only recently been incorporated and begun operations; there have been no reserves reported to other agencies since our inception.

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

Cash Requirements

For the next twelve months and given that we are able to secure additional debt or equity financing, we plan to spend a total of approximately $45,000 in implementing our business plan of oil and gas exploration.  We do not expect to generate revenues to offset our cash requirements in year one and we expect to pay our operating and exploration expenses from working capital. Our working capital requirements for the next twelve months are follows:

Estimated Expenses
General and Administrative (including legal and accounting fees)	$15,000
Exploration	30,000
Total	$45,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative We anticipate spending approximately $15,000 on general and administration costs in the next twelve months, which will include consulting, legal and accounting fees.

2.	Exploration We anticipate spending approximately $30,000 on exploration of our oil & gas property

Liquidity and Capital Resources

As of October 31, 2009, Octagon’s cash balance was approximately $25,000 and is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, or the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Although Management believes that our Company's cash and cash equivalents will be sufficient to meet our operating expense requirements for the next twelve month period, it is not sufficient to fund our planned exploration program.  We will not initially have any cash flow from operating activities as we are in the development stage.   As indicated above, we raised $66,000 from our registered stock offering, and we plan to raise any additional capital required on an “as-required” basis and primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

As stated above, during the year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which continued through September 30, 2009.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

During the year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which continued through September 30, 2009.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

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

ITEM 4T.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following is the use of proceeds for actual expenses incurred for our account from September 24, 2008 to September 30, 2009 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	-	$1,330
Legal and Accounting	-	14,000
Costs of the offering	-	7,156
Office and Administration	-	-
Total	-	$22,486

Following is a table detailing the use of net offering proceeds from the offering of the securities.  Net offering proceeds were $51,850 (consisting of $66,000 gross proceeds, less $14,150 from the table above).

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	-	$-
Acquisition undeveloped, unproved property	-	-
Legal and Accounting	-	8,605
Consulting	-	-
Office Furniture, Equipment and Supplies	-	-
Costs of the offering	-	-
Working capital - Administration Expenses	-	98
TOTAL	-	$8,703

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.                                OTHER INFORMATION

Market Information  The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “OCTX”.  The Company received approval for quotation on July 27, 2009.  There were no bids or offers and there was no trading on the Company’s stock for the fiscal year ending June 30, 2009 nor for the quarter ended September 30, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of November, 2009.

OCTAGON 88 RESOURCES, INC.

By:  /s/ Clinton F. Bateman
Name: Clinton F. Bateman
Title:   President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:   November 16, 2009