Form 10-Q
period 2009-12-31
OCTAGON 88 RESOURCES, INC.
filed 2010-02-12
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53560
Commission File Number

OCTAGON 88 RESOURCES INC.
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

38,642,000 common shares outstanding as of February 3, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Octagon 88 Resources, Inc.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Index to Financial Statements

Balance Sheets:	F-2
December 31, 2009 and June 30, 2009

Statements of Operations:	F-3
For three months and six months ended December 31, 2009 and 2008
Cumulative, for the period from inception, June 9, 2008, through December 31, 2009

Statements of Stockholders' Equity:	F-4
For the period from inception, June 9, 2008, through December 31, 2009

Statements of Cash Flows:	F-5
For the six months ended December 31, 2009 and 2008
Cumulative, for the period from inception, June 9, 2008, through December 31, 2009

Notes to Financial Statements:	F-6
December 31, 2009

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 22,869	$ 33,130
Total current assets	22,869	33,130

Oil and gas properties:
Undeveloped, unproven properties	15,000	15,000
Total other assets	15,000	15,000
Total assets	$ 37,869	$ 48,130

LIABILITIES
Current liabilities:
Accounts payable, trade	$ 3,153	$ 2,972
Total current liabilities	3,153	2,972

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
38,642,000 shares issued and outstanding	3,864	3,864
Capital in excess of par value	75,396	72,696
(Deficit) accumulated during the development stage	(44,544)	(31,402)
Total stockholders' equity	34,716	45,158
Total liabilities and stockholders' equity	$ 37,869	$ 48,130

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Quarter	Quarter	Six Months	Six Months
	Through	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2009	2008

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Services contributed by officers	13,200	1,300	1,500	2,700	7,300
Professional fees	30,057	4,013	1,989	10,227	7,689
Organizational expenses	927	-	-	-	-
Other general and administrative expenses	360	215	115	215	130
Total operating expenses	44,544	5,528	3,604	13,142	15,119
(Loss) from operations	(44,544)	(5,528)	(3,604)	(13,142)	(15,119)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(44,544)	(5,528)	(3,604)	(13,142)	(15,119)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(44,544)	$(5,528)	$(3,604)	$(13,142)	$(15,119)

Basic earnings (loss) per common share		$(0.0001)	$(0.0001)	$(0.0003)	$(0.0004)

Weighted average number of shares outstanding		38,642,000	38,112,565	38,642,000	35,132,217

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Stockholders' Equity
(Unaudited)

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856	-	15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	$3,204	$11,856	$(927)	$14,133

Shares issued for cash	6,600,000	660	65,340		66,000
Less, Applicable expenses			(15,000)		(15,000)
Services contributed by officers			10,500		10,500
Development stage net (loss)				(30,475)	(30,475)
Balances, June 30, 2009	38,642,000	$3,864	$72,696	$(31,402)	$45,158

Services contributed by officers			2,700		2,700
Development stage net (loss)				(13,142)	(13,142)
Balances, December 31, 2009	38,642,000	$3,864	$75,396	$(44,544)	$34,716

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Six Months	Six Months
	Through	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Cash flows from operating activities:
Net (loss)	$(44,544)	$(13,142)	$(15,119)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers	13,200	2,700	7,300
Changes in current assets and liabilities:
Prepaid expenses	-	-	5,000
Accounts payable, trade	3,153	181	-
Accounts payable, related parties	-	-	(927)
Net cash flows from operating activities	(28,191)	(10,261)	(3,746)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	81,060	-	66,000
Less, Applicable expenses	(15,000)	-	(15,000)
Increase (decrease) in funds received in advance	-	-	-
Increase (decrease) in farm-in agreement obligation	-	-	(10,000)
Net cash flows from financing activities	66,060	-	41,000
Net cash flows	22,869	(10,261)	37,254

Cash and equivalents, beginning of period	-	33,130	5,060
Cash and equivalents, end of period	$22,869	$22,869	$42,314

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2009
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended June 30, 2009 included in Form 10-K.  Operating results for the period ended December 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2010.

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
December 31, 2009
(Unaudited)

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
December 31, 2009
(Unaudited)

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

Note 2 – Going concern:
At December 31, 2009, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we filed a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our majority shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.

During the year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which continued through December 31, 2009.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

From inception through December 31, 2009, we had incurred operating losses of approximately $44,544, of which approximately $31,344 represented actual cash losses.  At December 31, 2009, we had cash approximating $22,900, which we believe will be sufficient to fund our limited exploration stage operations for the next fiscal year.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2009
(Unaudited)

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
The provision for refundable Federal income tax consists of the following:

	Three months Ended December 31, 2009	Three months Ended December 31, 2008
Refundable Federal income tax attributable to:
Current operations	$(1,900)	$(1,200)
Nondeductible expenses	400	500
Change in deferred tax valuation allowance	1,500	700
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$10,700	$2,900
Less, Valuation allowance	(10,700)	(2,900)
Net deferred tax asset	-	-

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2009
(Unaudited)

At December 31, 2009, we had an unused net operating loss carryover approximating $31,300 that is available to offset future taxable income; it expires beginning in 2028.

Recent FASB pronouncements address the accounting for and disclosures related to uncertainty in income taxes.  We have evaluated our tax positions and, except as disclosed above, do not believe we have taken any uncertain tax positions covered by the pronouncement.

Note 4 – Issuance of shares:

As of December 31, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

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

Note 5 – Subsequent events:
In accordance with FASB pronouncements regarding subsequent events, we have evaluated subsequent events through January 29, 2010, the date these financial statements are available to be issued.   We believe there are no subsequent events required to be disclosed pursuant to this pronouncement.

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

Liquidity

As of December 31, 2009, Octagon’s cash balance was approximately $23,000 and is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, or the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Although Management believes that our Company's cash and cash equivalents will be sufficient to meet our operating expense requirements for the next twelve month period, it is not sufficient to fund our planned exploration program.  We will not initially have any cash flow from operating activities as we are in the development stage.   We have raised a total of $66,000 from our registered stock offering, and we plan to raise any additional capital required on an “as-required” basis and primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

During the fiscal year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which has continued, although we are currently seeing some escalation in the price of oil and gas from its previous lows.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will continue to improve, there can be no assurance that will occur.    We currently do not have enough cash on hand to meet our obligation on the oil and gas leases and although we have until June 14, 2011 which is the date when we must fund our commitment on those assets, we will not be able to meet this obligation, if called upon to do so, without raising additional capital.

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

Capital Resources

In order to earn our 50% working interest in our current oil and gas asset, we must expend a total of $30,000 in exploration costs on or before June 14, 2010.  In the event that our planned work program indicates that a drilling or re-completion is warranted, we will be required to raise additional capital for this work to be undertaken.  Currently we do not have sufficient capital resources to meet our commitment of $30,000.  Due to the delay by the operator of undertaking any exploration on the property related to the depression of oil and gas prices, we expended our funds which we had allocated towards the work program on operations of the Company.  We will have to raise the $30,000 should the operator determine to commence exploration.   We do not know if we will be able to raise those funds.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2009.

Our operating results for the three and six month periods ended December 31, 2009 and December 31, 2008 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration results from our Farm-in Agreement, other oil and gas operations or other acquisitions  that we may undertake which will generate revenue.

Expense

Our net loss for the six months ended December 31, 2009 was $13,142, as compared to a net loss totaling $15,119 in the prior six month period ended December 31, 2008.   The decrease to net loss over the comparative six month periods ended December 31, 2009 and 2008 is directly attributale to decreases in expenses recorded as contribution from officers  which were partically offset by increases to expenses recorded as professional fees over the same period.  Specifically, over the the six month periods ended December 31, 2009 and 2008 contribution by officers decreased from $7,300 (2008)  to $2,700 (2009) and were offet by an increase in profressional fees from $7,689 (2008) to $10,227 (2009).

Our net loss over the three month periods ended December 31, 2009 and 2008 respectively totaled $5,528 and $3,609.   Over the comparative three month periods ended  December 31, 2008 and 2009, contribution by officers decreased from  $1,500 (2008) to $1,300, however, such decrease was entirely offset by an increase to professional fees from $1,989 (2008) to $4,013 (2009) resulting in an increase to net loss over the compartive three month periods ended December 31, 2009 and 2008.

Basic and diluted losses per share for the period ended December 31, 2009 were $0.0003 (2008 - $0.0004).

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following is the use of proceeds for actual expenses incurred for our account from September 24, 2008 to December 31, 2009 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	-	870
Professional fee		21,695
Incorporation Cost	927
Costs of the offering	-	124
General Administration	-	-
Total	927-	22,689

Following is a table detailing the use of net offering proceeds from the offering of the securities.  Net offering proceeds were $52,444 (consisting of $66,000 gross proceeds, less $13,556 from the table above).

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	-	-
Acquisition undeveloped, unproved property	-	10,000
Professional Fee	-	31,407
Office Furniture, Equipment and Supplies	-	-
Costs of the offering	-	124
Transfer Agent Fee		1,455
General Administration Expenses	-	145
TOTAL	-	43,131

The proceeds from our offering were to be used to fund our operations as described in the S-1 offering document incorporated for reference herein, however due to delays in exploration and development activities on the oil and gas properties, we have expended a portion of those funds which were to be expended on oil and gas exploration on administration of the Company.   We therefore do not have sufficient funds as detailed under our prospectus offering to undertake the exploration on our property.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.                               OTHER INFORMATION

Not Applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th  day of February, 2010.

OCTAGON 88 RESOURCES, INC.

/s/Clinton F. Bateman
Name: Clinton F. Bateman
Title: President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)