Form 10-Q
period 2010-03-31
OCTAGON 88 RESOURCES, INC.
filed 2010-05-20
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

38,642,000 common shares outstanding as of May 7, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Octagon 88 Resources, Inc.

i

PART I

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

OCTAGON88 RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
 (An exploration stage enterprise)
Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$11,889	$33,130
Total current assets	11,889	33,130

Oil and gas properties:
Undeveloped, unproven properties (Note 5)	15,000	15,000
Total other assets	15,000	15,000
Total assets	$26,889	$48,130

LIABILITIES
Current liabilities:
Accounts payable, trade	$2,991	$2,972
Total current liabilities	2,991	2,972

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
38,642,000 shares issued and outstanding	3,864	3,864
Capital in excess of par value	75,396	72,696
(Deficit) accumulated during the development stage	(55,362)	(31,402)
Total stockholders' equity	23,898	45,158
Total liabilities and stockholders' equity	$26,889	$48,130

See accompanying notes.

OCTAGON 88 RESOURCES, INC
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008	Quarter	Quarter	Nine Months	Nine Months
	Through	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2010	2009	2010	2009

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Services contributed by officers	13,200	-	1,600	2,700	8,900
Professional fees	38,163	8,106	4,084	18,332	11,773
Organizational expenses	927	-	-	-	-
Other general and administrative expenses	3,072	2,712	-	2,928	130
Total operating expenses	55,362	10,818	5,684	23,960	20,803
(Loss) from operations	(55,362)	(10,818)	(5,684)	(23,960)	(20,803)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(55,362)	(10,818)	(5,684)	(23,960)	(20,803)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(55,362)	$(10,818)	$(5,684)	$(23,960)	$(20,803)

Basic earnings (loss) per common share		$(0.0003)	$(0.0001)	$(0.0006)	$(0.0006)

Weighted average number of shares outstanding		38,642,000	38,642,000	38,642,000	36,285,066

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statement of Stockholders' Equity
(Unaudited)

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total
Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856	-	15,060
Development stage net (loss)	-	-	-	(927)	(927)
Balances, June 30, 2008	32,042,000	$3,204	$11,856	$(927)	$14,133

Shares issued for cash	6,600,000	660	65,340	-	66,000
Less, Applicable expenses	-	-	(15,000)	-	(15,000)
Services contributed by officers	-	-	10,500	-	10,500
Development stage net (loss)	-	-	-	(30,475)	(30,475)
Balances, June 30, 2009	38,642,000	$3,864	$72,696	$(31,402)	$45,158

Services contributed by officers	-	-	2,700	-	2,700
Development stage net (loss)	-	-	-	(23,960)	(23,960)
Balances, March 31, 2010	38,642,000	$3,864	$75,396	$(55,362)	$23,898

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Nine Months	Nine Months
	Through	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$(55,362)	$(23,960)	$(20,803)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers	13,200	2,700	8,900
Changes in current assets and liabilities:
Prepaid expenses	-	-	5,000
Accounts payable, trade	2,991	19	-
Accounts payable, related parties	-	-	(927)
Net cash flows from operating activities	(39,171)	(21,241)	(7,830)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	81,060	-	66,000
Less, Applicable expenses	(15,000)	-	(15,000)
Increase (decrease) in funds received in advance	-	-	-
Increase (decrease) in farm-in agreement obligation	-	-	(10,000)
Net cash flows from financing activities	66,060	-	41,000
Net cash flows	11,889	(21,241)	33,170

Cash and equivalents, beginning of period	-	33,130	5,060
Cash and equivalents, end of period	$11,889	$11,889	$38,230

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

Clinton F. Bateman, a director and officer of the Company, owns 32,000,000 of our 38,642,000 outstanding shares.

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
March 31, 2010
(Unaudited)

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

Note 2 – Going concern:

At March 31, 2010, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we filed a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our majority shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.

During the year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which continued through March 31, 2010.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial downturn will continue.  Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will improve in the near term, there can be no assurance that will occur.

From inception through March 31, 2010, we had incurred operating losses of approximately $55,362, of which approximately $42,162 represented actual cash losses.  At March 31, 2010, we had cash approximating $11,900, which we believe will be sufficient to fund our limited operations through to the end of this fiscal year.  We will not have sufficient capital to undertake any operations on our oil and gas asset should we receive notification that the operator wishes to commence exploration. However, there can be no assurance of this, and unforeseen circumstances could deplete our cash position.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

The provision for refundable Federal income tax consists of the following:

	Nine months Ended March 31, 2010	Nine months Ended March 31, 2009
Refundable Federal income tax attributable to:
Current operations	$(8,100)	$(7,100)
Nondeductible expenses	1,000	3,000
Change in deferred tax valuation allowance	7,100	4,100
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2010	March 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$17,800	$4,400
Less, Valuation allowance	(17,800)	(4,400)
Net deferred tax asset	-	-

At March 31, 2010, we had an unused net operating loss carryover approximating $52,400 that is available to offset future taxable income; it expires beginning in 2028.

Recent FASB pronouncements address the accounting for and disclosures related to uncertainty in income taxes.  We have evaluated our tax positions and, except as disclosed above, do not believe we have taken any uncertain tax positions covered by the pronouncement.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 4 – Issuance of shares:

As of March 31, 2010, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

06/09/08	Shares sold for cash	32,042,000	$.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$.01000	18,000
3/31/10	Cumulative Totals	38,642,000		$81,060

Of the above 38,642,000 shares, we sold 32,000,000 shares for $15,040 to Clinton F. Bateman, an officer and director of the Company, and 42,000 shares for $20 to Kara B. McDuffie, an officer and director of the Company, who is the daughter of Clinton F. Bateman.

Note 5 – Oil and Gas lease:

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

We paid Unitech $15,000 for our 50% working interest in the Lease which amount is recorded on our balance sheet as Undeveloped, Unproven property.The Farm-in Letter Agreement requires that we pay 100% of all costs associated with drilling, re-completing, and testing, and thereafter both Parties will pay their respective 50% share of any go-forward costs.

The Lease is for 5 years and expires on June 14, 2011 unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. Unitech has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive.

The Lease further requires that the Company meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain its 50% ownership interest in the lease.  Presently the Company does not anticipate we will undertake operations in time to meet this deadline.  Additionally, the Company would be required to raise additional capital immediately in order to meet the expenditure requirement.  Should the Company fail to meet this minimum spending requirement our 50% interest in the lease will revert to Unitech and we will lose our largest asset.

Note 6 – Subsequent events:

On April 8, 2010 Mr. Donald Nicholson was appointed to the Board of Directors.

On April 27, 2010, the Company received the resignation of Mr. Clinton F. Bateman as President and Chief Executive Officer of the Corporation. Concurrent with Mr. Bateman’s resignation, Mr. Donald Hryhor joined the Board of Directors and was appointed President and Chief Executive Officer.

 OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 6 – Subsequent events:

In accordance with FASB pronouncements regarding subsequent events, we have evaluated subsequent events through the date of this report and we believe there are no subsequent events required to be disclosed pursuant to this pronouncement.

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

Liquidity

As of March 31, 2010, Octagon’s cash balance was approximately $11,889 and is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Although Management believes that our Company's cash and cash equivalents will be sufficient to meet our operating expense requirements through to the end of fiscal 2010, it will not be sufficient for the next twelve month period and it is not sufficient to fund our planned exploration program.  We will not initially have any cash flow from operating activities as we are in the exploration stage.   We have raised a total of $66,000 from our registered stock offering, and we plan to raise any additional capital required on an “as-required” basis and primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.  During the fiscal year ended June 30, 2009, worldwide financial markets experienced severe turmoil, which has continued, although we are currently seeing some escalation in the price of oil and gas from its previous lows.  Many stock markets suffered significant declines in values, unemployment increased in many places, and reported corporate profits declined.  In addition, world oil and gas prices declined dramatically, and energy consumption declined as well.  As a result of this financial upheaval, which was widely chronicled, governments around the world took extreme measures in an attempt to stabilize markets.  At this time, it is unclear whether the measures will be successful, or how long the financial uncertainty will continue.

Therefore, our ability to raise additional capital has been diminished.  While we are optimistic that conditions will continue to improve, there can be no assurance that will occur.    We currently do not have enough cash on hand to meet our obligation on the oil and gas leases, which amounts to a minimum of $30,000, and which obligation needs to be met by June 14, 2010.  We will not be able to meet this obligation without raising additional capital, and there is limited time available to accomplish this.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in our required exploration efforts, and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Capital Resources

In order to earn our 50% working interest in our current oil and gas asset, we must expend a minimum of $30,000 in exploration costs on or before June 14, 2010.  In the event that our planned work program indicates that a drilling or re-completion is warranted, we will be required to raise additional capital for this work to be undertaken.  Currently we do not have sufficient capital resources to meet our commitment of $30,000.  Due to the delay by the operator of undertaking any exploration on the property related to the depression of oil and gas prices, we expended our funds which we had allocated towards the work program on operations of the Company.  We will have to raise the $30,000 should the operator determine to commence exploration.   We do not know if we will be able to raise those funds, and the amount of time remaining to raise the required funds is now very limited.

As a result of the current situation with respect to not having sufficient cash on hand, and potentially inadequate amounts of time to obtain additional financing, the Company is seeking out additional opportunities within the oil and gas sector, and has appointed an officer and director with substantive experience in discovering and financing oil and gas acquisitions.  At this time, no opportunities have been found, however several are currently under investigation.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2009.

Our operating results for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration and operational results from our Farm-in Agreement, or other acquisitions that we may undertake which may generate revenue.  It is unlikely we will generate any revenue from our current oil and gas asset as the operator has delayed the operations and the timeline for us to be able to meet the deadlines for expenditures on the property is too short for us to mobilize and raise the $30,000 required.  We will seek other acquisitions to generate revenue.

Expense

Our net loss for the nine months ended March 31, 2010 was $23,960, as compared to a net loss totaling $20,803 in the prior nine month period ended March 31, 2009.   The increase to our net loss over the comparative nine month period  is directly attributable to increases in expenses attributed to professional fees and general and administrative expenses, though which were offset in part by a decrease in the expense attributed to services contributed by officers.  The increase in expenses was as a result of incurring additional, routine costs associated with the maintenance of a public company.

Our net loss over the three month periods ended March 31, 2010 and 2009 respectively totaled $10,818 and $5,684.   As with our nine month comparative period, this increase in the loss was attributable to additional public company maintenance costs.

Basic and diluted losses per share for the three month period ended March 31, 2010 were $0.0003 (2008 - $0.0001).

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

None

ITEM 1A.           RISK FACTORS

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

Following is the use of proceeds for actual expenses incurred for our account from September 24, 2008 to March 31, 2010 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	-	870
Professional fees		4,195
Incorporation Cost	927
Costs of the offering	-	124
General Administration	-	-
Total	$927	$5,189

Following is a table detailing the use of net offering proceeds from the offering of the securities.  Net offering proceeds were $60,811 (consisting of $66,000 gross proceeds, less $5,189 from the table above).

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	-	-
Acquisition undeveloped, unproved property	-	10,000
Professional Fee	-	37,997
Office Furniture, Equipment and Supplies	-	-
Transfer Agent Fee		780
General Administration Expenses	-	145
TOTAL	$-	$48,922

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

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.              (REMOVED AND RESERVED)

ITEM 5.              OTHER INFORMATION

None

ITEM 6.              EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	May 18, 2010	By:	/s/ Donald W Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer, Director

Date:	May 18, 2010	By:	/s/ Clinton F. Bateman
		Name:	Clinton F. Bateman
		Title:	Chief Financial Officer (Principal Financial Officer)

c