Form 10-K
period 2010-06-30
OCTAGON 88 RESOURCES, INC.
filed 2010-09-30
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53560
Commission File Number

OCTAGON 88 RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

348 – 14th Street NW, Calgary, Alberta	T2N 1Z7
(Address of principal executive offices)	(Zip Code)

(403) 686-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $66,000 as of December 31, 2009 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

39,142,000 common shares outstanding as of September 27, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

PART I

Item 1.                      Business

The statements contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010, that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see "Forward-Looking Statements" under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Octagon 88 Resources, Inc. (the “Company”, “we”, “us”, “our” or “Octagon”) was incorporated on June 9, 2008, in the State of Nevada.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, except for the acquisition of the right to earn a 50% working interest in an oil and gas prospect nor have we been involved in any mergers, acquisitions or consolidations.

We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We commenced our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease (“Farm-In Agreement”) by the payment of $15,000, with $5,000 being paid upon execution of the Farm-In Agreement and the remaining $10,000 being paid upon the Company completing its registration statement described below.  Our planned work program was to carry out exploration work on this lease in order to ascertain whether it possessed hydrocarbon reserves in commercial quantities, from funds raised under our stock offering.  The exploration program was intended to definitively delineate the aerial extent of the anomalies. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  Between September 29, 2008 and October 9, 2008, we sold 6,600,000 shares of common stock at $0.01 per share for cash, for total gross proceeds of $66,000.

The Farm-In Agreement, as amended by the parties on September 15, 2008, further required that the Company meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain its 50% ownership interest in the lease.  The current management of the Company reviewed the Farm-In Agreement, current natural gas prices, and other available information on the lease, and determined that it did not merit the $30,000 required expenditure.  The Company allowed the Farm-In Agreement to lapse and therefore does not currently hold any oil and gas properties or other significant assets.

We continue to seek acquisitions of properties where management believes further exploitation and development opportunities exist.  We plan to pursue both oil and natural gas prospects. In selecting exploration, exploitation and development prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects.  No assurance can be given that and properties or interests in properties that we acquire in the future will prove successful in establishing commercially recoverable reserves.  The Company is currently reviewing a number of potential acquisitions and we expect to acquire a new property or new properties before the end of 2010.

Subsequent to the fiscal year end, on September 9, 2010, the Company raised $25,000 in a private placement with the sale of 500,000 shares at $0.05 per share. These funds will be utilized for general working capital, and to assist in the entering into new agreements as may be required.

At present, we have no employees, and all required work in maintaining the Company’s operations and seeking out new properties is undertaken by the officers and directors of the Company.

Principal Products or Services and Their Markets:

Our principal products are intended to be petroleum and natural gas and any related saleable by-products.  Our initial market will be North America.  We currently do not have any oil and gas production or products.

Distribution Methods of the Products or Services:

Once we have oil and gas production, we will rely on the operator of our oil and gas wells to distribute any oil and gas and saleable by-products.  We do not know at this time whether we will be the operator of the oil and gas assets we may acquire.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition:

Currently our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to its investment potential and capital expenditure.  The sources and availability of acquiring assets is contingent on our ability to finance opportunities as they become available.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant financing ability and significant asset backed financing.

Sources and Availability of Raw Materials and Names of Principal Suppliers

We presently do not have any active exploration or production and therefore no immediate requirement for suppliers.

Dependence on One or a Few Major Customers:

We presently do not have any production and therefore no customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration:

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Need for any Governmental Approval of Principal Products or Services

We do not currently have any production, however, our operator is required to have government approvals for all drilling and production activities undertaken in the respective jurisdictions where we may acquire assets and thus, we will be required to ensure that all approvals are granted and complied with.  Should we progress further in our development, we will become subject to all governmental approval requirements to which oil and gas producers are subject to.

Effects of Existing or Probable Governmental Regulations on the Business

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil.  The price depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance.  Oil exports may be made pursuant to export contracts with terms not exceeding 1 year in the case of light crude, and not exceeding 2 years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board of Canada (“NEB”).  Any oil export to be made pursuant to a contract of longer duration (to a maximum of twenty-five (25) years) requires an exporter to obtain an export license from the NEB and the issuance of such a license requires the approval of the Governor in Council.

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers.  Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada.  Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada.  Natural gas exports for a term of less than two years or for a term of 2 to 20 years (in quantities no greater than 30,000 m3/day) must be made pursuant to an NEB order.  Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or of a larger quantity requires an exporter to obtain an export license from the NEB and the issuance of such a license requires the approval of the Governor in Council.

The Government of Alberta also regulates the volume of natural gas which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

The Government of Alberta regulates the royalty percent from Crown mineral leases for petroleum, natural gas and hydrocarbon by-products.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Activities and Costs:

We have not incurred any research and development costs to date and we have no plans to undertake any research and development activities.

Costs and Effects of Compliance with Environmental Laws:

 We do not presently have any oil and gas earned working interest rights, or other similar assets, when we do we will be subject to numerous federal, provincial and municipal laws and regulations relating to environmental protection from the time oil and gas projects commence until lease sites are abandoned, restored and reclaimed.  These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the abandonment, reclamation and restoration of wells and facility sites and the remediation of contaminated sites.  In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets.  Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.  Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position and results of operations.

We take the issue of environmental stewardship very seriously and will work diligently with our operators to insure compliance with applicable environmental and safety rules and regulations.  However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our operations or financial condition.

Employees:

We presently have no employees.  We intend to hire consultants as required and rely on present management, being the directors and officers, to direct our business.  As we grow through acquisitions we will require employees in addition to our President, Mr. Donald Hryhor, with significant expertise in the oil and gas industry who will manage our operations and we may require accounting and administrative staff to manage revenues and expenditures, outside of the consultants we currently engage to undertake this work.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.  Should we find an oil and gas property or properties of merit which would require an operator and we determine to undertake the role of operator, we would need to hire additional staff for operations.

Additional Information

Any person may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. All of the reports or registration statements that we have previously filed electronically with the SEC may be found on the SEC’s Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

Item 1A.                    Risk Factors

The Company is a smaller reporting company and is not required to provide this information.

Item 1B.                    Unresolved Staff Comments

The Company is a smaller reporting company and is not required to provide this information.

Item 2.                       Properties

At present, we do not have or have an interest in any properties.  Management is actively seeking to acquire new properties or interests in properties in the oil and gas sector.

Item 3.                       Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

Item 4.                       (Removed and Reserved)

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “OCTX”.  The Company received approval for quotation on July 27, 2009.  There was no trading on the Company’s stock for the fiscal year ending June 30, 2010, though following is a quarterly report of high and low bid prices since approval was received.

Quarter	High ($)	Low ($)
4th Quarter ended 6/30/2010	0.12	0.10
3rd Quarter ended 3/31/2010	0.10	0.10
2nd Quarter ended 12/31/2009	0.10	0.05
1st Quarter ended 9/30/2009 (First available was July 28, 2009)	0.05	0.05

 Holders

As of September 27, 2010, there were fifty-five (55) holders of record of our common stock.

Dividends

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities;

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	-	-
Acquisition undeveloped, unproved property	-	10,000
Professional Fees	-	37,997
Office Furniture, Equipment and Supplies	-	-
Transfer Agent Fee	-	780
General Administration Expenses	-	3,106
TOTAL	$-	$51,883

The proceeds from our offering were to be used to fund our operations as described in the S-1 offering document incorporated for reference herein, however due to delays in exploration and development activities on the oil and gas property, we expended a significant portion of those funds which were to be expended on oil and gas exploration on administration of the Company.   We therefore do not have sufficient funds as detailed under our prospectus offering to undertake exploration activities.

Item 6.                       Selected Financial Data

The Company is a smaller reporting company and is not required to provide this information.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  The reader should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

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

Liquidity& Capital Resources

At June 30, 2010, we had total current assets of $8,927, comprised solely of cash, as compared to $33,130 as at June 30, 2009.  The decrease in cash was as a result of routine maintenance of the Company throughout the fiscal year.  We expect to incur comparable costs in the forthcoming year for this routine maintenance.   Our current liabilities were $6,552 as at June 30, 2010, compared to $2,972 in June 30, 2009.  Our cash on hand is sufficient to address these liabilities, but does not address subsequent requirements.

Our initial Farm-In Agreement, as amended, had an obligation of $30,000 to be paid prior to June 14, 2010, and was allowed to lapse.  This removed this particular obligation; however the Company was no longer in possession of any material assets.

We do expect to incur certain costs associated with the identification and acquisition of interests in new oil and/or gas properties.  At present, we are uncertain as to what these costs will be, as we have not yet entered into definitive negotiations for a property.

Subsequent to the fiscal year end, on September 9, 2010, the Company raised $25,000 by way of a Regulation S private placement and sold a total of 500,000 shares at $0.05 per share to an unrelated third party.  This amount will suffice for routine maintenance of the Company throughout the fiscal year, and possibly will suffice for initial deposit payments on potential agreements.

Upon this cash being depleted, we will be dependent on our majority shareholder or other potential investors to finance operations through additional stock purchases or loans.  Furthermore, we will certainly require additional funds in order to fully consummate and perform under future agreements.  There can be no assurance that we will be successful in identifying potential investors, and in securing these any investment on commercially reasonable terms.

Results of operations:

During the year ended June 30, 2010, we incurred a loss of $45,483, compared to a loss of $30,475 for the year ended June 30, 2009.    The majority of the costs in the current period were associated with routine operations and maintenance of the Company, with the exception of a $15,000 expense to write-off of unproven properties, which was associated with the abandonment of our Farm-In agreement, and the forfeiture of the $15,000 invested therein.

We had no revenues for either year.

We expect to continue to incur operating losses while we are in the exploration stage.

Off balance sheet obligations

None.

Item 7A.                    Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company and is not required to provide this information.

Item 8.                       Financial Statements and Supplementary Data

All financial information required by this Item is attached hereto below beginning on page F-1.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
REPORT AND FINANCIAL STATEMENTS
June 30, 2010

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Octagon 88 Resources, Inc.:

We have audited the balance sheets of Octagon 88 Resources, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 20, 2010 and 2009, and the period from June 9, 2008 (inception) through June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Octagon 88 Resources, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, and the period from June 9, 2008 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
September 28, 2010

OCTAGON 88 RESOURCES, INC.
(An Exploration stage Enterprise)
BALANCE SHEETS

ASSETS	June 30, 2010	June 30, 2009
Current
Cash	$8,927	$33,130
Total current assets	8,927	33,130

Oil and gas properties:
Undeveloped, unproven property	-	15,000
Total other assets	-	15,000
Total assets	$8,927	$48,130

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,552	$2,972
Total current liabilities:	6,552	2,972

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
38,642,000 shares (2010 and 2009) issued and outstanding	3,864	3,864
Additional Paid-in Capital	75,396	72,696
(Deficit) accumulated during the development stage	(76,885)	(31,402)
Total stockholders’ equity	2,375	45,158
Total liabilities and stockholders’ equity	$8,927	$48,130

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS

			Cumulative,
			Inception,
	Year Ended	Year Ended	June 9, 2008
	June 30,	June 30,	Through
	2010	2009	June 30, 2010

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	2,700	10,500	13,200
Professional fees	21,986	19,830	41,816
Loss on undeveloped, unproven properties	15,000	-	15,000
Organizational expense	-	-	927
Other general and administrative expense	5,797	145	5,942
Total operating expenses	45,483	30,475	76,885
(Loss) from operations	(45,483)	(30,475)	(76,885)

Other income (expense)	-	-	-
(Loss) before taxes	(45,483)	(30,475)	(76,885)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(45,483)	$(30,475)	$(76,885)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	38,642,000	36,872,685

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	(Deficit)
			Paid-in	Accumulated
	Common Stock,		Capital	During the
	$.0001 Par Value			Development
	Shares	Amount		Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Net (loss)				(927)	(927)
Balance, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340		66,000
Less, Applicable expenses			(15,000)		(15,000)
Services contributed by officers			10,500		10,500
Net (loss)				(30,475)	(30,475)
Balance, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers			2,700		2,700
Net (loss)				(45,483)	(45,483)
Balance, June 30, 2010	38,642,000	$3,864	$75,396	$(76,885)	$2,375

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Cumulative,
			Inception,
	Year Ended	Year Ended	June 9, 2008
	June 30,	June 30,	Through
	2010	2009	June 30, 2010

Cash flows from operating activities:
Net (loss)	$(45,483)	$(30,475)	$(76,885)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Services contributed by officers	2,700	10,500	13,200
Loss on undeveloped, unproven properties	15,000	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	-	5,000	-
Accounts payable, trade	3,580	2,972	6,552
Accounts payable, related parties	-	(927)	-
Net cash used in operating activities	(24,203)	(12,930)	(42,133)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	66,000	81,060
Less, Applicable offering costs	-	(15,000)	(15,000)
(Decrease) in farm-in agreement obligation	-	(10,000)	-
Net cash flows from financing activities	-	41,000	66,060
Net cash flows	(24,203)	28,070	8,927

Cash and equivalent, beginning of period	33,130	5,060	-
Cash and equivalent, end of period	$8,927	$33,130	$8,927

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Octagon 88 Resources, Inc. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on June 9, 2008.  We are currently based in Calgary, Alberta, Canada.  We intend to operate in the U.S. and Canada.  We use June 30 as a fiscal year for financial reporting purposes.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently do not hold any exploration-related assets, having let our agreement with our oil and gas leases expire.  We are reviewing various oil and gas assets for acquisition.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  We also applied for a listing on the OTC Bulletin Board; our application was approved in July, 2009.  We are now exploring sources of capital.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

The FASB Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

    Level 1:          Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 1 - Organization and summary of significant accounting policies: (continued)

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  No impairments of long-lived assets occurred during the years ended June 30, 2010 and 2009.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Codification regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At June 30, 2010 and 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 2 – Going concern:

At June 30, 2010, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through June 30, 2010, we had incurred operating losses of approximately $76,885, of which approximately $63,685 represented actual cash losses.  At June 30, 2010, we had cash approximating $8,900.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Prepaid expenses, registration costs and related commitments

We engaged a consulting firm to assist us in filing a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  The consulting firm agreed to perform the services necessary to file Form S-1 for a flat fee of $15,000, of which $5,000 had been paid at June 30, 2008.   The balance of the fee was paid during the year ended June 30, 2009..   The costs were charged against the proceeds of the stock offering.

Note 4 – Oil and gas properties:

On June 10, 2008, we executed a Farm-in Letter Agreement with Unitech Energy Resources, Inc. (“Unitech”), of Calgary, Alberta, Canada.  Under the agreement, we acquired a 50% working interest in Alberta, Canada Petroleum and Natural Gas Agreement Number 050606526, (the “Lease”) held by Unitech.The Farm-in Letter Agreement required that we pay 100% of all costs associated with drilling, re-completing, and testing, and thereafter both Parties would pay their respective 50% share of any go-forward costs.

During 2008, we paid Unitech $15,000 for our 50% working interest in the Lease, which amount was recorded on our balance sheet as Undeveloped, Unproven property.
During September 2008, we amended the Farm-in Letter Agreement to require that we meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain its 50% ownership interest in the lease.  During June, 2010 the lease lapsed due to failure of the Company to expend the required exploration expenses.  All associated costs in the amount of $15,000 recorded on the asset as undeveloped, unproven property were written off.    Management is currently reviewing other properties which they feel have merit and expect to acquire properties before the end of 2010.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 5 - Federal income tax:

We follow applicable FASB Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Refundable Federal income tax attributable to:
Current operations	$(15,400)	$(10,300)
Nondeductible expenses	980	3,500
Change in deferred tax valuation allowance	14,420	6,800
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	June 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$21,520	$7,100
Less, Valuation allowance	(21,520)	(7,100)
Net deferred tax asset	-	-

At June 30, 2010, we had an unused net operating loss carryover approximating $63,000 that is available to offset future taxable income; it expires beginning in 2028.

Note 6 – Related party transactions:

At June 30, 2008, we owed Bateman & Co., Inc., P.C., a corporation controlled by our majority shareholder, the amount of $927 for organizational costs it paid on our behalf. The amount was repaid by us in July, 2008.

During the year ended June 30, 2010 and 2009, our officers, Clinton F. Bateman and Kara B. McDuffie contributed services to the Company for which no payment was made, either in cash or shares. The services were valued at hourly rates of $95 and $70 respectively, which, in the opinion of management, represent fair hourly rates for persons with their experience, expertise, knowledge, and education. The total amount for the year ended June 30, 2010 was $2,700 ( 2009-$10,500), and was recorded as a non-cash charge to expense with an offsetting credit to capital in excess of par value.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 7 – Issuance of shares:

During the fiscal year period ended June 30, 2010, the Company did not issue any shares and as of June 30, 2010, 38,642,000 shares were issued and outstanding. As of June 30, 2010, the Company had issued shares of its $.0001 par value common stock as follows:

Date	Description	Shares	Share	Amount
06/09/08	Shares sold for cash	32,042,000	$.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$.01000	18,000
12/31/08	Cumulative Totals	38,642,000		$81,060

Note 8 - New accounting pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

ASC Topic 855, "Subsequent Events", ASC Topic 810, "Accounting for Transfers of Financial Assets", ASC Topic 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- were recently issued. Above codifications have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-24 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 9 – Subsequent events:

On August 13, 2010, 888333333 Holdings Ltd., a private holding company, purchased a total of 32,042,000 shares of the Company in a private share purchase transaction thus effecting a change in control of the Company.   Mr. Donald W. Hryhor, an officer and director of the Company is the sole officer and director of 888333333 Holdings Ltd. and he acquired the shares from Mr. Clinton Bateman and Ms. Kara McDuffie both of whom were prior officers and directors of the Company.

On September 8, 2010, the Company sold a total of 500,000 shares of its common stock for cash consideration of $0.05 per share with no commission paid for total proceeds of $25,000.

The Company has evaluated subsequent events from the balance date through the date the financial statements were issued and determined that there were no other events to disclose.

Item 9.                       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T).               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our  Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2010.

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and our consolidated subsidiaries that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

As of June 30, 2010 , our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of independent board members and a lack of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures..The aforementioned material weakness was identified by our Principal Financial Officer in connection with the review of our financial statements as of June 30, 2010.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                    Other information

There are no items requiring disclosure hereunder.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Donald W. Hryhor	54	President, Chief Executive Officer, Director
Jacqueline Danforth	38	Chief Financial Officer, Secretary, Director

The Company’s directors are elected by the holders of the Company’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified.  The annual meeting of stockholders is specified in the Company’s bylaws to be at such time and place as set by the Board of Directors.   The Company most recently held an annual meeting on May 25, 2010.  The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Donald W. Hryhor, Chief Executive Officer, President, Member of the Board of Directors

Mr. Hryhor joined the Board of Directors on April 27, 2010 and was appointed President and Chief Executive Officer.  Donald Hryhor has over 35 years of hands-on experience within various disciplines of the oil exploration industry. From June 1972 to October 1988, Mr. Hryhor trained with Hryhor Geophysical Ltd., a consulting firm involved in numerous major oilfield discoveries throughout the world, including the British North Sea, U.K., Rainbow Lake, Zama, South Ricinus, and Western Canada, the U.S. Gulf Coast and Texas.

During the past 20 years, Mr. Hryhor independently compiled extensive and proprietary geotechnical studies and reservoir analyses within North America, incorporating over 600,000 wells. His research and geological studies generated prospects located at Yoyo, Bougie, Lucy, Clarke Lake and Helmet in northeast B.C., Sturgeon Lake, Crossfield and Peace River in Alberta, and the N.W.T. Utilizing his vast technical database. Mr. Hryhor was instrumental in Tamm Oil and Gas Corp. ("TAMO") identifying and acquiring the mineral rights within the Manning Alberta prospect, now estimated to contain over 3 Billion barrels of original oil in place.

Mr. Hryhor founded Canadian Wildcat Exploration Limited in 1988, Scarlet Exploration Inc. ("V.SCO") in 1993, and Grand River Resources Inc. in 1995. He has been employed with Thunder River Energy Inc. since April 1996 and currently acts as Director, President and CEO of Thunder River Energy Inc. (and Thunder's subsidiary, CIMA Holdings Inc. in New Mexico), and operates privately as President and CEO of Canadian Wildcat Corporation and Western Crown Corporation.

Mr. Hryhor is currently a director of TAMM Oil and Gas Corporation, a reporting issuer with the Securities and Exchange Commission, having joined the Board of Directors on August 29, 2008.

Jacqueline R. Danforth, Chief Financial Officer, Secretary, Member of the Board of Directors

Ms. Danforth joined the Board of Directors on May 25, 2010, and was appointed Chief Financial Officer, and will undertake the responsibilities of this role on a part-time basis, as required.

Ms. Danforth is also a member of the Board of Directors and the President of FACT Corporation, (“FACT”, OTCBB) since August, 2001.  Her role at FACT is to develop innovative food technology with application to the "functional foods" category of the industry and commercialize products for market entry.  Since joining FACT Ms. Danforth has spearheaded the commercialization of a series of proprietary formulations which are currently marketed as high fiber/reduced calorie bakery mixes and products to manufacturers, distributors and re-sellers across the bakery segment.  Ms. Danforth continues to run the day to day operations of FACT and oversee all financial reporting functions.

Ms. Danforth also has roles in one additional reporting company, including: CFO for and a director of Viosolar, Inc., since March 2007.

Ms. Danforth has extensive public company experience having sat on the board on several reporting issuers both in Canada and the United States, and currently she sits on the board of the two reporting issuers detailed above. With an educational background in chemistry and accounting, Ms. Danforth has spent the past 15 years actively working on the management, administrative and financial reporting aspects of small businesses reporting to both Canadian and U.S. securities exchanges.

There are no family relationships among our officers, directors, or persons nominated for such positions.

None of our executive officers, directors, significant employees, promoters or control persons have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Compliance with Section 16(A) of the Exchange Act

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	Chief Financial Officer, Secretary and Director	Late / 1	x	x

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it advances further in its operations. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

Nominating Committee

The Company does not currently have a nominating committee.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

The Board of Directors presently does not have an audit committee. Since there are no independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.

The Board of Directors in performing its functions as an audit committee has determined that Ms. Danforth would qualify as an audit committee financial expert, however she is not an independent member of the Board of Directors.

Item 11.                     Executive Compensation

All Compensation Covered

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2010, or 2009.  Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this section.

Summary Compensation Table

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

Name and Principal Position	Fiscal Year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Donald W. Hryhor, President (PEO)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, CFO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Clinton F. Bateman, President, CFO PEO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Clinton F. Bateman, President, CFO (PEO)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

The Company does not currently have any stock option or stock award plans, therefore no stock options or stock awards were granted during the fiscal years ending June 30, 2010 or 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
-	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Compensation of Directors

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans as of the end of the most recently completed fiscal year end June 30, 2010.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of September 17, 2010, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	888333333 Holdings Ltd.	32,042,000 shares held directly(1)	81.86%

(1)  Mr. Donald W. Hryhor, an officer and director of the Company is the sole shareholder, the beneficial owner and the sole officer and director of 888333333 Holdings Ltd.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 17, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 39,142,000 shares of common stock outstanding as of September 17, 2010.

Security Ownership of Management

The following table sets forth information, as of September 27, 2010, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Donald W. Hryhor	32,042,000 shares held indirectly(1)	81.86%
Common	Jacqueline Danforth	-0-	0.00%
Common	All Officers and Directors as a group	32,042,000	81.86%

(1)  These shares are held by 888333333 Holdings Ltd., a company of which Mr. Donald W. Hryhor is the sole shareholder and benefial owner.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 17, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 39,142,000 shares of common stock outstanding as of September 27, 2010.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Subsequent to the end of our fiscal year, on August 13, 2010, 888333333 Holdings Ltd., a private holding company, purchased a total of 32,042,000 shares of the Registrant in a private share purchase transaction whereby 888333333 Holdings Ltd. paid a total of $50,011 by way of cash consideration.  The purchase price was paid from working capital of 888333333 Holdings Ltd., which working capital was funded by way of a shareholder loan from Donald W. Hryhor, the sole officer and director of 888333333 Holdings Ltd.  The shares were transferred from Clinton F. Bateman and Kara McDuffie, previous officers and directors of the Company.    Mr. Hryhor is a director and officer of the Registrant, having joined the Board of Directors of the Registrant in April, 2010.

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

Other than those reported herein, there were no material transactions, or series of similar transactions, from the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

None

Parents

There are no parents of our Company.

Corporate Governance

Director independence

As of the date of this annual report we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five percent of the outstanding equity interests of an entity that does business with the Company;
3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three percent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

Item 14.                     Principal Accounting Fees and Services

During the periods ended June 30, 2010 and 2009, we incurred the following fees with our principal accountant, Cordovano and Honeck, LLP:

Description	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit fees	$8,150	$5,000
Audit related fees	-	3,605
Tax fees	-	-
All other fees	-	-
Total	$8,150	$8,605

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

PART IV

Item 15.                     Exhibits, Financial Statement Schedules

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Farm-In Agreement dated June 10, 2008, and addendum thereto dated Septembe r 15, 2008, between Unitech Energy Resources Inc. and the Company	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on September 18, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	September 30, 2010	By:	/s/ Donald W. Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	September 30, 2010	By:	/s/ Donald W. Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer), Member of the Board of Directors

Date:	September 30, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, Member of the Board of Directors