Form 10-Q
period 2010-09-30
OCTAGON 88 RESOURCES, INC.
filed 2010-11-15
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

39,142,000 common shares outstanding as of November 10, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

OCTAGON88 RESOURCES, INC.

 (An Exploration Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
 (An exploration stage enterprise)
Condensed Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Derived from audited financial statements)
ASSETS
Current assets:
Cash	$23,512	$8,927
Total current assets	23,512	8,927

Total assets	$23,512	$8,927

LIABILITIES
Current liabilities:
Accounts payable, trade	$3,502	$6,552
Total current liabilities	3,502	6,552

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
39,142,000 and 38,642,000 shares issued and outstanding respectively	3,914	3,864
Capital in excess of par value	100,346	75,396
(Deficit) accumulated during the development stage	(84,250)	(76,885)
Total stockholders' equity	20,010	2,375
Total liabilities and stockholders' equity	$23,512	$8,927

See accompanying notes.

OCTAGON 88 RESOURCES, INC
(An exploration stage enterprise)
 Condensed Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Quarter	Quarter
	Through	Ended	Ended
	September 30,	September 30,	September 30,
	2010	2010	2009

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	13,200	-	1,400
Professional fees	48,435	6,619	6,214
Loss on undeveloped, unproven properties	15,000
Organizational expenses	927	-	-
Other general and administrative expenses	6,688	746	-
Total operating expenses	84,250	7,365	7,614
(Loss) from operations	(84,250)	(7,365)	(7,614)

Other income (expense):	-	-	-
(Loss) before taxes	(84,250)	(7,365)	(7,614)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(84,250)	$(7,365)	$(7,614)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		38,761,565	38,642,000

See accompanying notes.

OCTAGON 88 RESOURCES, INC
(An exploration stage enterprise)
 Condensed Statements of Stockholders’ Equity
(Unaudited)

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340	-	66,000
Less, Applicable expenses	-	-	(15,000)	-	(15,000)
Services contributed by officers	-	-	10,500	-	10,500
Development stage net (loss)	-	-	-	(30,475)	(30,475)
Balances, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers	-	-	2,700	-	2,700
Development stage net (loss)	-	-	-	(45,483)	(45,483)
Balances, June 30, 2010	38,642,000	3,864	75,396	(76,885)	2,375

Shares issued for cash	500,000	50	24,950	-	25,000
Development stage net (loss)	-	-	-	(7,365)	(7,365)
Balances, September 30, 2010	39,142,000	$3,914	$100,346	$(84,250)	$20,010

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Cumulative,
	Inception,
	June 9, 2008,	Three Months	Three Months
	Through	Ended	Ended
	September 30,	September 30,	September 30,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$(84,250)	$(7,365)	$(7,614)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers	13,200	-	1,400
Loss on undeveloped, unproven properties	15,000	-	-
Changes in current assets and liabilities:	-	-	-
Accounts payable, trade	3,502	(3,050)	(1,896)
Net cash flows from operating activities	(52,548)	(10,415)	(8,110)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	106,060	25,000	-
Less, Applicable expenses	(15,000)	-	-
Net cash flows from financing activities	91,060	25,000	-
Net cash flows	23,512	14,585	(8,110)

Cash and equivalents, beginning of period	-	8,927	33,130
Cash and equivalents, end of period	$23,512	$23,512	$25,020

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Condensed Financial Statements
September 30, 2010
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

The accompanying financial statements of Octagon 88 Resources, Inc. have been prepared in accordance with the instructions to quarterly reports on Form 10-Q.  In the opinion of management, all adjustments considered necessary (which include only normal recurring adjustments)  Necessary to present fairly the financial position, results of operating and changes in financial position at September 30, 2010, and for all periods presented, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operation in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2010.  The results of operations for the period ended September 30, 2010 are not necessarily an indication of operating results for the full year.

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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Condensed Financial Statements
September 30, 2010
 (Unaudited)
Note 1 - Organization and summary of significant accounting policies :( continued)

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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Condensed Financial Statements
September 30, 2010
 (Unaudited)

Note 1 - Organization and summary of significant accounting policies :( continued)

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At September 30, 2010 and 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 2 – Going concern:

At September 30, 2010, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through September 30, 2010, we incurred operating losses of approximately $84,250, of which approximately $74,572 represent actual cash losses.  At September 30, 2010, we had cash on hand of $23,512.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Issuance of shares:

On September 8, 2010, the Company sold a total of 500,000 shares of its common stock for cash consideration of $0.05 per share with no commission paid for total proceeds of $25,000.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Condensed Financial Statements
September 30, 2010
 (Unaudited)
Note 4 – Oil and gas properties:

On June 10, 2008, we acquired a 50% working interest in an oil and gas lease located in Alberta, Canada by agreement to  pay 100% of all costs associated with drilling, re-completing, and testing, and thereafter both Parties would pay their respective 50% share of any go-forward costs.  We paid $15,000 for our 50% working interest in the Lease, which amount was recorded on our balance sheet as Undeveloped, Unproven property.

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

At September 30, 2010, we had an unused net operating loss carryover approximating $63,000 that is available to offset future taxable income; it expires beginning in 2028.

Note 5 –Subsequent events:

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2010, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Octagon 88 Resources, Inc.

Liquidity

As of September 30, 2010, Octagon’s cash balance was $23,512 and is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  We will not have sufficient funds for the next twelve months of operations, nor will we have sufficient funds to meet our operating expense requirements through to the end of fiscal 2011.  We will not initially have any cash flow from operating activities as currently have no properties and even if we acquire properties we expect that they will be exploration stage properties.   We raised a total of $66,000 from our registered stock offering and an additional $25,000 through a private placement subscription dated September 9, 2010.  These funds are utilized for general working capital, and to assist in the entering into new agreements as may be required. We plan to raise any additional capital required on an “as-required” basis and primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, identifying a project of merit, achieving success in our required exploration efforts, and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Capital Resources

During June 2010, the lease on the oil and gas asset relating to our Farm-In Letter Agreement lapsed due to failure of the Company to expend the required exploration expenses.
The Company is seeking out additional opportunities within the oil and gas sector, and has appointed an officer and director with substantive experience in discovering and financing oil and gas acquisitions.  At this time, no opportunities have been found, however several are currently under investigation.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2010.

Our operating results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration and operational results from any oil and gas agreements we may enter into or other acquisitions that we may undertake which may generate revenue. Our only oil and gas asset consisted of a Farm-In Letter Agreement whereby the Company had the right to acquire a 50% working interest in an Alberta, Canada Petroleum and Natural  was allowed to lapse during fiscal 2010 due to failure of the Company to expend the required exploration expenses.   We currently have no other oil and gas assets and are seeking other working interest or joint venture participations, and acquisitions to generate revenue.  We  cannot at this time predict whether we will ever have revenue.

Expense

Our net loss for the three months ended September 30, 2010 was $7,365, as compared to a net loss totaling $7,614 in the prior three month period ended September 30, 2009.   The fact that the fees have not changed substantially directly relates to the fact that there has been little to no activity in the Company other  than routine costs associated with the maintenance of a public company.

Basic and diluted losses per share for the three month period ended September 30, 2010 were ($0.00) (2009 - ($0.00)).

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following is the use of proceeds for actual expenses incurred for our account from September 24, 2008 to March 31, 2010 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	-	870
Professional fees	-	4,195
Incorporation Cost	927	-
Costs of the offering	-	124
General Administration	-	-
Total	$ 927	$ 5,189

Following is a table detailing the use of net offering proceeds from the offering of the securities.  Net offering proceeds were $60,811 (consisting of $66,000 gross proceeds, less $5,189 from the table above).

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	-	-
Acquisition undeveloped, unproved property	-	10,000
Professional Fees	-	46,925
Office Furniture, Equipment and Supplies	-	-
Transfer Agent Fee	-	780
General Administration Expenses	-	3,106
TOTAL	-	60,811

The proceeds from our offering were to be used to fund our operations as described in the S-1 offering document incorporated for reference herein, however due to delays in exploration and development activities on the oil and gas property, we have expended all of  those funds which were to be expended on oil and gas exploration on administration of the Company.

On September 8, 2010, the Company accepted a private placement subscription for 500,000 shares of its common stock at a price of $0.05 per share for a cash consideration of $25,000.  There were no commissions paid on the issuance.  The shares of common stock were sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.  The Company has closed its prospectus offering as of October 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Not Applicable.

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

OCTAGON 88 RESOURCES, INC.

Date:	November 15, 2010	By:	/s/ Donald W Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer), Director

Date:	November 15, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Chief Financial Officer (Principal Financial Officer), Director