Form 10-Q
period 2010-12-31
OCTAGON 88 RESOURCES, INC.
filed 2011-02-11
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

39,142,000 common shares outstanding as of January 28, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)
.

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
 (An exploration stage enterprise)
 Condensed Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,944	$8,927
Total current assets	5,944	8,927

Total assets	$5,944	$8,927

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,544	$6,552
Total current liabilities	1,544	6,552

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
39,142,000 and 38,642,000 shares issued and outstanding respectively	3,914	3,864
Capital in excess of par value	100,346	75,396
(Deficit) accumulated during the development stage	(99,860)	(76,885)
Total stockholders' equity	4,400	2,375
Total liabilities and stockholders' equity	$5,944	$8,927

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Condensed Statements of Operations
(Unaudited)

	Cumulative, Inception,
	June 9, 2008,	Quarter	Quarter	Six Months	Six Months
	Through	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2010	2009	2010	2009

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Services contributed by officers	13,200	-	1,300	-	2,700
Professional fees	62,946	14,511	4,013	21,130	10,227
Loss on undeveloped , unproven properties	15,000	-	-	-	-
Organizational expenses	927	-	-	-	-
Other general and administrative expenses	7,787	1,099	215	1,845	215
Total operating expenses	99,860	15,610	5,528	22,975	13,142
(Loss) from operations	(99,860)	(15,610)	(5,528)	(22,975)	(13,142)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(99,860)	(15,610)	(5,528)	(22,975)	(13,142)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(99,860)	$(15,610)	$(5,528)	$(22,975)	$(13,142)

Basic earnings (loss) per common share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding		39,142,000	38,642,000	38,951,783	38,642,000

See accompanying notes.

OCTAGON 88 RESOURCES, INC
(An exploration stage enterprise)
 Condensed Statements of Stockholders’ Equity
(Unaudited)

				(Deficit)
				Accumulated
	Common Stock,		Capital In	During the
	$.0001 Par Value		Excess Of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)				(927)	(927)
Balances, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340		66,000
Less, Applicable expenses			(15,000)		(15,000)
Services contributed by officers	-		10,500		10,500
Development stage net (loss)				(30,475)	(30,475)
Balances, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers			2,700		2,700
Development stage net (loss)				(45,483)	(45,483)
Balances, June 30, 2010	38,642,000	3,864	75,396	(76,885)	2,375

Shares issued for cash	500,000	50	24,950		25,000
Development stage net (loss)				(22,975)	(22,975)
Balances, December 31, 2010	39,142,000	$3,914	$100,346	$(99,860)	$4,400

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
 Condensed Statements of Cash Flows
(Unaudited)

	Cumulative, Inception,
	June 9, 2008,	Six Months	Six Months
	Through	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2010	2009
Cash flows from operating activities:
Net (loss)	$(99,860)	$(22,975)	$(13,142)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers	13,200	-	2,700
Loss on undeveloped, unproven properties	15,000	-	-
Changes in current assets and liabilities:
Accounts payable, trade	1,544	(5,008)	181
Net cash flows from operating activities	(70,116)	(27,983)	(10,261)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	106,060	25,000	-
Less, Applicable expenses	(15,000)	-	-
Net cash flows from financing activities	91,060	25,000	-
Net cash flows	5,944	(2,983)	(10,261)

Cash and equivalents, beginning of period	-	8,927	33,130
Cash and equivalents, end of period	$5,944	$5,944	$22,869

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2010
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
December 30, 2010
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
December 31, 2010
 (Unaudited)

Note 1 - Organization and summary of significant accounting policies :( continued)

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2010 and 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 2 – Going concern:

At December 31, 2010, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through December 31, 2010, we incurred operating losses of approximately $99,860, of which approximately $85,116 represented actual cash losses.  At December 31, 2010, we had remaining cash of $5,944.

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

Note 4 – Subsequent events:

In accordance with FASB pronouncements regarding subsequent events, we have evaluated subsequent events through the date of this report and we believe there are no subsequent events required to be disclosed pursuant to this pronouncement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Such factors include, among others, the following:  international, national and local general economic and market conditions;  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the quarter ended December 31, 2010, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Octagon 88 Resources, Inc.

Liquidity

As of December 31, 2010, our cash balance was $5,944 and liabilities of $1,544 as compared to cash of $8,927 and liabilities of $6,552 as at our fiscal year end, June 30, 2010.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities as we are in the development stage.  There can be no assurances that we will raise any funds by offering our securities.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of December 31, 2010, we had total assets of $5,944 comprised of $5,944 in cash.  This reflects a decrease of $2,983 of the value of our total assets from $8,927 on June 30 2010.    The decrease in assets was related to cash payments made for professional fees and general and administrative expenses.  As of December 31, 2010, our total liabilities decreased to $1,544 from $6,552 as of June 30, 2010 due to the payment of certain of the outstanding liabilities as defined above.  We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in our required television development efforts and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2010.

Our operating results for the three and six months ended December 31, 2010, compared to the three and six months ended December 31, 2009 are described below.

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

Expense

Our net loss for the six months ended December 31, 2010 was $22,975 as compared to a net loss totaling $13,142 in the prior six month period ended December 31, 2009.  The increase in net loss over the comparative six month periods ended December 31, 2010 and results from increases in professional fees from $10,227 (2009) to $21,130 (2010) and an increase in general and administrative fees from $215 (2009) to $1,845 (2010) due to our requirements under our SEC reporting issuer status.

Our net loss over the three month periods ended December 31, 2010 and 2009 respectively totaled $15,610 and $5,528.  Over the comparative three months period ended December 31, 2010 and 2009, professional fees increased from $4,013 (2009) to $14,511 (2010) and general and administration from $215 (2009) to $1,099 (2010).  The increases were not offset by any other operations in the Company resulting in an increase to net loss over the comparative three month periods ended December 31, 2010 and 2009.

Basic and diluted losses per share for the three month periods ended December 31, 2010 and December 31, 2009 were ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

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

OCTAGON 88 RESOURCES, INC.

Date:	February 10, 2011	By:	/s/ Donald W Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer), Director

OCTAGON 88 RESOURCES, INC.

Date:	February 10, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Secretary-Treasurer, Director