Form 10-K/A
period 2010-06-30
OCTAGON 88 RESOURCES, INC.
filed 2011-03-24
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

None

TABLE OF CONTENTS

		Page
	Explanatory Note	2

	PART II
Item 9A(T)	Controls and Procedures	3

	PART IV
Item 15	Exhibits, Financial Statement Schedules	4

	SIGNATURES	5

EXPLANATORY NOTE

Octagon 88 Resources, Inc. (the “Company”, “we”, “us”, “our” or “Octagon”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2010 (the “Original Form 10-K”), to amend our Original Form 10-K to revise the disclosures contained in Item 9A(T) Controls and Procedures in our Original Form 10-K to provide managements’ conclusion as to the effectiveness of our internal controls over financial reporting and to include certain information required by Item 308T of Regulation S-K.

For the purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 9A(T) of the Original Form 10-K has been amended and restated in its entirety.  In addition, as required by Rule 12b-15 under the Exchange Act, currently dated certifications from our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosure as presented in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our controls and procedures had no material deficiencies and were effective.

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

As of June 30, 2010, our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below.   Management reviewed both the system of internal controls with respect to our financial reporting (ICFR) and the effectiveness of the disclosure controls and procedures (DCP) in place with respect to our financial reporting.  In conducting this review the Company’s management considered:

                (1)           the limited operations of the Company;
(2)           the limited financial transactions occurring on a monthly and quarterly basis;
(3)           the fact that all  financial transactions involve normal course payments to third partyconsultants involved in the sole function of meeting SEC reporting requirements; and,
(4)           the limited value of transactions.

Based on consideration of the above detailed facts, management determined that the Company’s existing controls and procedures with respect to financial reporting and disclosure controls and procedures were in fact, effective.

Lack of an audit committee or independent board members does not constitute a material weakness under the standards of the PCAOB based on the Company`s existing circumstances.  Further, as the Company uses the services of external consultants to manage bookkeeping records including the issuance of payments approved by management; has suitable period closing procedures and policies in place; and, given the limited nature of our operations, we believe that any material misstatement would be detected upon management’s review.  In addition, given the limited scope of the Company’s operations, management believes our internal control over financial reporting would prevent or detect misstatements.

Upon completion of this review the Company’s Principal Executive Officer and Principal Financial Officer determined the existing ICFR and DCP were effective, with no material deficiencies.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

OCTAGON 88 RESOURCES, INC.

Date:	March 23, 2011	By:	/s/ Donald W. Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	March 23, 2011	By:	/s/ Donald W. Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer), Member of the Board of Directors

Date:	March 23, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, Member of the Board of Directors