Form 10-Q
period 2011-03-31
OCTAGON 88 RESOURCES, INC.
filed 2011-05-27
CIK 1444837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

39,142,000 common shares outstanding as of April 26, 2011.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

Octagon 88 Resources, Inc.

TABLE OF CONTENTS

Page
PART I – Financial Information
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II – Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Page
Unaudited Financial Statements	F-
Balance Sheets	F-
Statements of Operations	F-
Statements of Stockholders’ Equity	F
Statements of Cash Flows	F-
Notes to Unaudited Financial Statements	F- to F-

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.

 (An exploration stage enterprise)

 Condensed Balance Sheets

	March 31, 2011(Unaudited)	June 30, 2010 (Audited)
ASSETS
Current assets:
Cash	$4,514	$8,927
Total current assets	4,514	8,927
Total assets	$4,514	$8,927

LIABILITIES
Current liabilities:
Accounts payable, trade	$3,947	$6,552
Total current liabilities	3,947	6,552

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
39,142,000 and 38,642,000 shares issued and outstanding respectively	3,914	3,864
Capital in excess of par value	100,346	75,396
(Deficit) accumulated during the development stage	(103,693)	(76,885)
Total stockholders' equity	567	2,375
Total liabilities and stockholders' equity	$4,514	$8,927

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
Condensed Statements of Operations
(Unaudited)

	Cumulative Inception June 9, 2008 Through March 31, 2011	Quarter Ended March31, 2011	Quarter Ended March31, 2010	Nine Months Ended March31, 2011	Nine Months Ended March31, 2010

Revenues	$ -	$ -	$ -	$ -	$ -

General and administrative expenses:
Services contributed by officers	13,200	-	-	-	2,700
Professional fees	66,220	3,274	8,106	24,404	18,332
Loss on undeveloped , unproven properties	15,000	-	-	-	-
Organizational expenses	927	-	-	-	-
Other general and administrative expenses	8,346	559	2,712	2,404	2,928
Total operating expenses	103,693	3,833	10,818	26,808	23,960
(Loss) from operations	(103,693)	(3,833)	(10,818)	(26,808)	(23,960)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(103,693)	(3,833)	(10,818)	(26,808)	(23,960)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$ (103,693)	$ (3,833)	$ (10,818)	$ (26,808)	$ (23,960)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding		39,142,000	38,642,000	39,014,263	38,642,000

See accompanying notes.

OCTAGON 88 RESOURCES, INC

(An exploration stage enterprise)

 Condensed Statements of Stockholders’ Equity

(Unaudited)

	Common Stock $.0001 Par Value Shares	CommonStock $.0001 Par Value Amount	Capital in Excess of Par Value	(Deficit) Accumulated During the Developement Stage	Total

Inception, June 9, 2008	-	$ -	$ -	$ -	$ -
Shares issued for cash	32,042,000	3,204	11,856		15,060
Development stage net (loss)	-	-	-	(927)	(927)
Balances, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340	-	66,000
Less, Applicable expenses	-	-	(15,000)	-	(15,000)
Services contributed by officers	-	-	10,500	-	10,500
Development stage net (loss)				(30,475)	(30,475)
Balances, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers	-	-	2,700	-	2,700
Development stage net (loss)	-	-	-	(45,483)	(45,483)
Balances, June 30, 2010	38,642,000	3,864	75,396	(76,885)	2,375

Shares issued for cash	500,000	50	24,950	-	25,000
Development stage net (loss)	-	-	-	(26,808)	(26,808)
Balances, March 31, 2011	39,142,000	$ 3,914	$ 100,346	$ (103,693)	$ 567

See accompanying notes.

OCTAGON 88 RESOURCES, INC.

(An exploration stage enterprise)

 Condensed Statements of Cash Flows

(Unaudited)

	Cumulative Inception June 9, 2008 Through March 31, 2011	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Cash flows from operating activities:
Net (loss)	$(103,693)	$(26,808)	$(23,960)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers	13,200	-	2,700
Loss on undeveloped, unproven properties	15,000	-	-
Changes in current assets and liabilities:
Accounts payable, trade	3,947	(2,605)	19
Net cash flows from operating activities	(71,546)	(29,413)	(21,241)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	(15,000)	-	-
Net cash flows from investing activities	(15,000)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	106,060	25,000	-
Less, Applicable expenses	(15,000)	-	-
Net cash flows from financing activities	91,060	25,000	-
Net cash flows	4,514	(4,413)	(21,241)

Cash and equivalents, beginning of period	-	8,927	33,130
Cash and equivalents, end of period	$4,514	$4,514	$11,889

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2011

(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Octagon 88 Resources, Inc. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on June 9, 2008.  We are currently based in Calgary, Alberta Canada.  We intend to operate in the U.S. and Canada.  We use June 30 as a fiscal year for financial reporting purposes.

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

March 31, 2011

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

Federal income taxes – Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Codification regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

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

OCTAGON 88 RESOURCES, INC.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2011

 (Unaudited)

Note 1 - Organization and summary of significant accounting policies: (continued)

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At March 31, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 2 – Going concern:

At March 31, 2011, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through March 31, 2011, we incurred operating losses of approximately $103,693, of which approximately $90,493 represented actual cash losses.  At March 31, 2011, we had remaining cash of $4,514.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Subsequent events:

On May 26, 2011, Ms. Jacqueline Danforth was removed as a Director of the Company by Consent of the Stockholders in Lieu of Meeting; a majority of the stockholders have provided their written consent to the Company in support of the Motion calling for Ms. Jacqueline Danforth’s removal.  Subsequently, Ms. Jacqueline Danforth was dismissed as Chief Financial Officer and Secretary Treasurer of the Company by a resolution in writing of the Board of the Corporation.

In accordance with FASB pronouncements regarding subsequent events, we have evaluated subsequent events through the date of this report and we believe there are no further subsequent events required to be disclosed pursuant to this pronouncement.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the quarter ended March 31, 2011, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Octagon 88 Resources, Inc.

Liquidity

As of March 31, 2011, our cash balance was $4,514 and liabilities of $3,947 as compared to cash of $8,927 and liabilities of $6,552 as at our fiscal year end, June 30, 2010.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities as we are in the development stage.  There can be no assurances that we will raise any funds by offering our securities.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of March 31, 2011, we had total assets of $4,514 comprised of $4,514 in cash.  This reflects a decrease of $4,413 of the value of our total assets from $8,927 on June 30 2010.    The decrease in assets was related to cash payments made for professional fees and general and administrative expenses incurred during and prior to the period ended March 31, 2011.  As of March 31, 2011, our total liabilities decreased to $3,947 from $6,552 as of June 30, 2010 due to payment of certain of the outstanding payables as defined above.  We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in any future exploration and/or development efforts and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2010.

Our operating results for the three and nine months ended March 31, 2011, compared to the three and nine months ended March 31, 2010 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration and operational results from any oil and gas agreements we may enter into or other acquisitions that we may undertake which may generate revenue. Our only oil and gas asset consisted of a Farm-In Letter Agreement whereby the Company had the right to acquire a 50% working interest in an Alberta, Canada Petroleum and Natural gas lease which was allowed to lapse during fiscal 2010 due to failure of the Company to expend the required exploration expenses.   We currently have no other oil and gas assets and are seeking other working interest or joint venture participations, and acquisitions to generate revenue.  We cannot at this time predict whether we will ever have revenue.

Expense

Our net loss for the nine months ended March 31, 2011 was $26,808 as compared to a net loss totaling $23,960 in the prior nine month period ended March 31, 2010.  The increase in net loss over the comparative nine month periods ended March 31, 2011 is a direct result of increases in professional fees from $18,332 (2010) to $24,404 (2011)  as a result of ongoing reporting requirements to the SEC to maintain our reporting issuer status, which increases were offset by a slight decrease in general and administrative fees from $2,928 (2010) down to $2,404 (2011), as well as a reduction in costs for services contributed by officers from $2,700 (2010) to nil (2011).

Our net loss over the three month periods ended March 31, 2011 and 2010 respectively totaled $3,833 and $10,818 respectively.  Over the comparative three months periods ended March 31, 2011 and 2010, professional fees decreased from $8,106 (2010) to $3,274 (2011) and general and administrative expenses decreased from $2,712 (2010) to $559 (2011).  The decreases in expenditures over the comparable periods were the result of decreased costs of SEC reporting requirements period over period.

Basic and diluted losses per share for the three month periods ended March 31, 2011 and March 31, 2010 were ($0.00).

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On May 26, 2011, Ms. Jacqueline Danforth was removed as a Director of the Company by Consent of the Stockholders in Lieu of Meeting; a majority of the stockholders have provided their written consent to the Company in support of the Motion calling for Ms. Jacqueline Danforth’s removal.  Subsequently, Ms. Jacqueline Danforth was dismissed as Chief Financial Officer and Secretary Treasurer of the Company by a resolution in writing of the Board of the Corporation.

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

OCTAGON 88 RESOURCES, INC.

Date:	May 27, 2011	By:	/s/ Donald W Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer), Principal Financial Officer (Principal Accounting Officer) and Director