Form 10-Q/A
period 2011-03-31
OCTAGON 88 RESOURCES, INC.
filed 2011-06-02
CIK 1444837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10Q/A

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

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the nine month period  ended March 31, 2011, filed with the Securities and Exchange Commission (SEC) on May 27, 2011 (the “Original Filing”).  The error in the Original Filing was due to the registrant inadvertently had not provided the filing agent with the Exhibit 32.2 Section 906 Certification – Principal Financial Officer and Principal Accounting Officer.  The registrant was advised of this error by the Financial Industry Regulatory Authority (FINRA).  The registrant’s  Principal Executive Officer and Principal Financial Officer concluded that the registrant’s disclosure be amended to ensure that information as required to be disclosed in the reports filed is accurate and has requested the filing agent to file this amendment to correct the filing.

The registrant is also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, required by the filing of the Amendment.  As permitted by, and in accordance with Staff guidance, because the registrant is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

There have been no changes from the original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

Number	Description
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.2	Section 906 Certification – Principal Financial Officer and Principal Accounting Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Octagon 88 Resources, Inc.
(Registrant)

June 2, 2011	/s/ Donald W. Hryhor
Date	Name: Donald W. Hryhor
Title: Principal Executive Officer and Principal Financial Officer