Form 10-Q/A
period 2011-03-31
OCTAGON 88 RESOURCES, INC.
filed 2011-06-08
CIK 1444837

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

This Amendment No. 2 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the nine month period  ended March 31, 2011, filed with the Securities and Exchange Commission (SEC) on May 27, 2011 (the “Original Filing”).  The error in the Original Filing was caused by the registrant's inadvertent failure to provide the filing agent with the Exhibit 32.2 Section 906 Certification – Principal Financial Officer and Principal Accounting Officer.  The registrant was advised of this error by the Financial Industry Regulatory Authority (FINRA).  The registrant’s  Principal Executive Officer and Principal Financial Officer concluded that the registrant’s disclosure must be amended to ensure that information as required to be disclosed in the reports filed is accurate and has requested the filing agent to file this amendment to correct the filing.

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

Octagon 88 Resources, Inc.
(Registrant)

June 8, 2011	/s/ Donald W. Hryhor
Date	Name: Donald W. Hryhor
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

OCTAGON 88 RESOURCES, INC.

Date:	June 8, 2011	By:	/s/ Donald W Hryhor
		Name:	Donald W. Hryhor
		Title:	President, Chief Executive Officer (Principal Executive Officer), Principal Financial Officer (Principal Accounting Officer) and Director