Form 10-K
period 2011-06-30
OCTAGON 88 RESOURCES, INC.
filed 2011-10-13
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53560
Commission File Number

OCTAGON 88 RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stolzestrasse 23, Zurich, Switzerland	8006
(Address of principal executive offices)	(Zip Code)

011-41-79-935-5253
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $726,000 as of December 31, 2010 (the last business day of the registrant’s most recently completed second quarter), calculated as of the high closing bid price of $0.11, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

39,142,000 common shares outstanding as of October 13, 2011

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

None

PART I

Item 1.                      Business

The statements contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see "Forward-Looking Statements" under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Corporate Overview

Octagon 88 Resources, Inc. (the “Company”, “we”, “us”, “our” or “Octagon”) was incorporated on June 9, 2008, in the State of Nevada.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, except for the acquisition of the right to earn a 50% working interest in an oil and gas prospect, which as of the time of this filing is no longer held by the Company as it was allowed to lapse. We have not been involved in any mergers, acquisitions or consolidations, other than those disclosed herein.

Our Current Business

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

The Farm-In Agreement, as amended by the parties on September 15, 2008, further required that the Company meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain its 50% ownership interest in the lease.  The then current management of the Company reviewed the Farm-In Agreement, current natural gas prices, and other available information on the lease, and determined that it did not merit the $30,000 required expenditure.  The Company allowed the Farm-In Agreement to lapse and therefore does not currently hold any oil and gas properties or other significant assets.   The Company is currently a shell and is seeking acquisitions of merit.  We intend at this time to continue to seek acquisitions in the oil and gas industry however, we may seek acquisitions in other industries.  Our criteria for oil and gas acquisitions is listed below.

We continue to seek acquisitions of properties where management believes further exploitation and development opportunities exist.  We plan to pursue both oil and natural gas prospects. In selecting exploration, exploitation and development prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects.  No assurance can be given that and properties or interests in properties that we acquire in the future will prove successful in establishing commercially recoverable reserves.  The Company reviewed  a number of potential acquisitions during 2010 but did not identify any suitable properties.

On September 9, 2010, the Company raised $25,000 in a private placement with the sale of 500,000 shares at $0.05 per share. These funds were raised for general working capital.

During April and May, 2011, there was a dispute between Mr. Hryhor, our then Chief Executive Officer, and Kenmore International S.A., the then controlling shareholder of 888333333 Holdings Ltd.  (“888 Holdings”); which is the major shareholder of the Company. On May 27, 2011 Mr. Hryhor reported that on May 26, 2011,  Ms. Jacqueline Danforth was removed as a Director of the Company by Consent of the Stockholders in Lieu of Meeting allegedly executed by a majority of the stockholders and that Ms. Jacqueline Danforth was dismissed as Chief Financial Officer and Secretary Treasurer of the Company by a resolution in writing of the Board of the Corporation, making Mr. Hryhor the sole officer and director of the Company.   However, 888 Holdings did not vote on this motion as  it was not controlled or represented by Mr. Hryhor as prior reported and this action required the vote of the controlling shareholder.    On May 21, 2011, 888 Holdings and other stockholders holding 83.14% of the Company voted to remove Mr. Hryhor as Director of the Company and a definitive Schedule 14C was  mailed to the shareholders of record on or about June 21, 2011.  On June 22, 2011, legal counsel for the Company  filed  the definitive Schedule 14C with the Securities and Exchange Commission, which was mailed to all shareholders of record as of May 21, 2011, and reported that on May 21, 2011, the majority shareholders holding 83.14% of the Company’s stock had voted to replace Mr. Donald Hryhor, with Mr. Philip Thomann and Ms. Jacqueline Danforth as Directors of the Company. Moreover, Mr. Thomann was named as the Company’s Chairman of the Board, Chief Executive Officer and President, Secretary and Treasurer.  As required under the rules and regulations of the Securities and Exchange Commission, the change to the Board of Directors appointing Ms. Danforth and Mr. Thomann took place 20 days after June 21, 2011 which was the mailing date of the Definitive 14C.

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

Reports to Securities Holders

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

Employees:

We presently have no employees.  We intend to hire consultants as required and rely on present management, being the directors and officers, to direct our business.  As we grow through acquisitions we will require employees with significant expertise in the oil and gas industry who will manage our operations and we may require accounting and administrative staff to manage revenues and expenditures, outside of the consultants we currently engage to undertake this work.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.  Should we find an oil and gas property or properties of merit which would require an operator and we determine to undertake the role of operator, we would need to hire additional staff for operations.

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

Item 1B.           Unresolved Staff Comments

None.

Item 2.              Properties

Corporate Offices

Our corporate offices are at the address of our President, Stolzestrasse 23, Zurich, Switzerland, 8006.  Our telephone number is 011 41 79 935-5253.  We do not currently have a website or any e-mail address.  Offices are provided free of charge.

At present, we do not have or have an interest in any properties.  Management intends to acquire new properties or interests in properties in the oil and gas sector.

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

Item 4.              (Removed and Reserved)

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “OCTX”.  The Company received approval for quotation on July 27, 2009. There is currently no active market for the Company’s stock. Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended June 30, 2011.

Year 2011	High ($)	Low ($)
4th Quarter ended 6/30/2011	0.10	0.10
3rd Quarter ended 3/31/2011	0.10	0.10
2nd Quarter ended 12/31/2010	0.11	0.10
1st Quarter ended 9/30/2010	0.12	0.10

Year 2010	High ($)	Low ($)
4th Quarter ended 6/30/2010	0.12	0.10
3rd Quarter ended 3/31/2010	0.10	0.10
2nd Quarter ended 12/31/2009	0.10	0.05
1st Quarter ended 9/30/2009 (First available was July 28, 2009)	0.05	0.05

This information as provided above for the fiscal years ended 2011 and 2010 was provided by OTC Markets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

 Holders

As of September 27, 2011, there were fifty-five  (55) holders of record of our common stock (which number does not include the number of  stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid cash dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2011, we had not adopted any equity compensation plans and have not granted any stock options.

Recent Sales of Unregistered Securities

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended June 30, 2011, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Liquidity& Capital Resources

The Company does not have and has not had any revenues since inception and currently has no means of deriving revenues.   While the Company is seeking acquisitions it has not yet identified any potential acquisitions of merit.   Management anticipates that the Company will need a minimum of $50,000 to maintain its regulatory filing requirements and to allow management to seek potential acquisition or merger candidates.

At June 30, 2011, we had total current assets of $524, comprised solely of cash, as compared to $8,927 as at June 30, 2010.  The decrease in cash was as a result of routine maintenance of the Company throughout the fiscal year.  We expect to incur continuing costs in the forthcoming year for this routine maintenance and for sourcing potential acquisitions.   Our current liabilities were $6,358 as at June 30, 2011, compared to $6,552 in June 30, 2010.  Our current cash on hand is insufficient to address these liabilities.

We do expect to incur certain costs associated with the identification and acquisition of interests in new oil and/or gas properties.  At present, we are uncertain as to what these costs will be, as we have not yet entered into definitive negotiations for a property.

Subsequent to the period covered by this report, the Company received cash in the amount of $10,000 from a shareholder to fund completion of the audit and payment of outstanding fees.

These funds are not sufficient to retire all of the Company’s liabilities or to fund ongoing operations. We will be dependent on our majority shareholder or other potential investors to finance operations through additional stock purchases or loans.  Furthermore, we will certainly require additional funds in order to source any acquisitions.  There can be no assurance that we will be successful in identifying potential investors, and in securing these any investment on commercially reasonable terms.  Without further funding the Company will be unable to meet its obligations when they become due and certainly may not be able to continue to operate.

Results of operations:

During the year ended June 30, 2011, we incurred a loss of $33,209, compared to a loss of $45,483 for the year ended June 30, 2010.  The main difference in the loss during 2010 as compared to 2011 relates to a write off in the amount of $15,000 on the properties prior held by the Company.  General and administrative expenses decreased from $5,797 (2010) to $2,849 (2011) while professional fees increased from $21,986 (2010) to $30,360 (2011).  The majority of the costs in the current period were associated with routine operations and maintenance of the Company.

We had no revenues for either year.

We expect to continue to incur operating losses until such time as we can identify and close an acquisition and perhaps beyond then if the acquisition is not revenue producing.

Off Balance Sheet Arrangements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Octagon 88 Resources, Inc.:

We have audited the accompanying balance sheets of Octagon 88 Resources, Inc. (“the Company”) as of June 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Octagon 88 Resources, Inc., as of June 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPAs PC
Borgers & Cutler CPAs PC
Denver, CO

October 13, 2011

OCTAGON 88 RESOURCES, INC.
(An Exploration stage Enterprise)
BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS
Current
Cash	$524	$8,927
Total assets	$524	$8,927

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,862	$6,552
Accounts payable – related parties	2,496	-
Total current liabilities:	6,358	6,552

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized,
39,142,000 and 38,642,000 shares ( June 30, 2011 and June 30, 2010) issued and outstanding respectively	3,914	3,864
Additional Paid-in Capital	100,346	75,396
(Deficit) accumulated during the development stage	(110,094)	(76,885)
Total stockholders’ equity	(5,834)	2,375
Total liabilities and stockholders’ equity	$524	$8,927

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS

			Cumulative,
			Inception,
	Year Ended	Year Ended	June 9, 2008
	June 30,	June 30,	Through
	2011	2010	June 30, 2011

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	2,700	13,200
Professional fees	30,360	21,986	72,176
Loss on undeveloped, unproven properties	-	15,000	15,000
Other general and administrative expense	2,849	5,797	9,718
Total operating expenses	33,209	45,483	110,094
(Loss) from operations	(33,209)	(45,483)	(110,094)

Other income (expense)	-	-	-
(Loss) before taxes	(33,209)	(45,483)	(110,094)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(33,209)	$(45,483)	$(110,094)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,142,000	38,642,000

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				(Deficit)
				Accumulated
	Common Stock,		Additional	During the
	$.0001 Par Value		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856	-	15,060
Net (loss)	-	-	-	(927)	(927)
Balance, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340	-	66,000
Less, Applicable expenses	-	-	(15,000)	-	(15,000)
Services contributed by officers	-	-	10,500	-	10,500
Net (loss)	-	-	-	(30,475)	(30,475)
Balance, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers	-	-	2,700	-	2,700
Net (loss)	-	-	-	(45,483)	(45,483)
Balance, June 30, 2010	38,642,000	$3,864	$75,396	$(76,885)	$2,375

Share issued for cash	500,000	50	24,950	-	25,000
Net (loss)	-	-	-	(33,209)	(33,209)
Balance, June 30, 2011	39,142,000	3,914	100,346	(110,094)	(5,834)

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Cumulative,
			Inception,
	Year Ended	Year Ended	June 9, 2008
	June 30,	June 30,	Through
	2011	2010	June 30, 2011

Cash flows from operating activities:
Net (loss)	$(33,209)	$(45,483)	$(110,094)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Services contributed by officers	-	2,700	13,200
Loss on undeveloped, unproven properties	-	15,000	15,000
Changes in current assets and liabilities:
Accounts payable, trade	(2,690)	3,580	3,862
Accounts payable, related parties	2,496	-	2,496
Net cash used in operating activities	(33,403)	(24,203)	(75,536)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	25,000	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	25,000	-	91,060

Net cash flows	(8,403)	(24,203)	524

Cash and equivalent, beginning of period	8,927	33,130	-
Cash and equivalent, end of period	$524	$8,927	$524

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  No impairments of long-lived assets occurred during the years ended June 30, 2011 and 2010.

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At June 30, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Reclassification

For the fiscal year ended June 30, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Note 2 – Going concern:

At June 30, 2011, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through June 30, 2011, we had incurred operating losses of approximately $110,094, of which approximately $96,894 represented actual cash losses.  At June 30, 2011, we had cash approximating $524.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Oil and gas properties:

On June 10, 2008, we executed a Farm-in Letter Agreement with Unitech Energy Resources, Inc. (“Unitech”), of Calgary, Alberta, Canada.  Under the agreement, we acquired a 50% working interest in Alberta, Canada Petroleum and Natural Gas Agreement Number 050606526, (the “Lease”) held by Unitech. The Farm-in Letter Agreement required that we pay 100% of all costs associated with drilling, re-completing, and testing, and thereafter both Parties would pay their respective 50% share of any go-forward costs.

During 2008, we paid Unitech $15,000 for our 50% working interest in the Lease, which amount was recorded on our balance sheet as Undeveloped, Unproven property.

During September 2008, we amended the Farm-in Letter Agreement to require that we meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain its 50% ownership interest in the lease.  During June, 2010 the lease lapsed due to failure of the Company to expend the required exploration expenses.  All associated costs in the amount of $15,000 recorded on the asset as undeveloped, unproven property were written off.   Management is currently reviewing other properties which they feel have merit and expect to acquire properties before the end of 2012.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Note 4 - Federal income tax:

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

The provision for refundable Federal income tax consists of the following:

	Year Ended June 30, 2011	Year Ended June 30, 2010
Refundable Federal income tax attributable to:
Current operations	$(11,200)	$(15,400)
Nondeductible expenses	-	980
Change in deferred tax valuation allowance	11,200	14,420
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	June 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$32,880	$21,520
Less, Valuation allowance	(32,880)	(21,520)
Net deferred tax asset	-	-

At June 30, 2011, we had an unused net operating loss carryover approximating $96,700 that is available to offset future taxable income; it expires beginning in 2031.

Note 5 – Related party transactions:

At June 30, 2008, we owed Bateman & Co., Inc., P.C., a corporation controlled by our majority shareholder, the amount of $927 for organizational costs it paid on our behalf. The amount was repaid by us in July, 2008.

During the year ended June 30, 2010 and 2009, our officers, Clinton F. Bateman and Kara B. McDuffie contributed services to the Company for which no payment was made, either in cash or shares. The services were valued at hourly rates of $95 and $70 respectively, which, in the opinion of management, represent fair hourly rates for persons with their experience, expertise, knowledge, and education. The total amount for the year ended June 30, 2010 was $2,700 ( 2009-$10,500), and was recorded as a non-cash charge to expense with an offsetting credit to capital in excess of par value. No contributed services incurred in 2011.

At June 30, 2011, we owed Kenmore International S.A., the shareholder of 888333333 Holdings Ltd. the amount of $2,496 for legal fees paid on our behalf.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Note 6 – Issuance of shares:

On September 8, 2010, the Company sold a total of 500,000 shares of its common stock for cash consideration of $0.05 per share with no commission paid for total proceeds of $25,000. As of June 30, 2010, the Company had issued shares of its $.0001 par value common stock as follows:

Date	Description	Shares	Share	Amount
06/09/08	Shares sold for cash	32,042,000	$.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$.01000	18,000
09/08/10	Shares sold for Cash	500,000	$.05000	25,000
6/30/2011	Cumulative Totals	39,142,000		$106,060

Note 7 - New accounting pronouncements:

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

As of June 30, 2011, our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below. Management reviewed both the system of internal controls with respect to our financial reporting (ICFR) and the effectiveness of the disclosure controls and procedures (DCP) in place with respect to our financial reporting. In conducting this review the Company’s management considered:

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

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of filing this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Philip Thomann	39	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Jacqueline Danforth	39	Director

The Company’s directors are elected by the holders of the Company’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified.  The annual meeting of stockholders is specified in the Company’s bylaws to be at such time and place as set by the Board of Directors.   The Company has not held an annual meeting.  The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Philip Thomann, Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer, Member of the Board of Directors

Mr. Thomann is a self-employed financial consultant.    He has held the following positions with firms since 2006:

From August, 2009 to October, 2009 he was relationship management for BrunnerInvest AG.  From  January, 2008 to October 2008, he was senior relationship manager at Berenberg Bank (Schweiz) AG, and from January 2006 to July 2008,  he was the senior relationship management at Deka (Swiss) Privatbank AG and a Vice Director.

He does not currently sit on the board of any other reporting issuers.

Jacqueline R. Danforth, Chief Financial Officer, Secretary, Member of the Board of Directors

Ms. Danforth originally joined the Board of Directors on May 25, 2010.

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

Ms. Danforth has extensive public company experience having sat on the board on several reporting issuers both in Canada and the United States. With an educational background in chemistry and accounting, Ms. Danforth has spent the past 15 years actively working on the management, administrative and financial reporting aspects of small businesses reporting to both Canadian and U.S. securities exchanges.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, Executive Officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to us during our most recent fiscal year, there were no officers, directors or beneficial owners of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

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

Item 11.      Executive Compensation

The particulars of compensation paid to the following persons during the fiscal period ended June 30, 2011 and 2010 are set out in the summary compensation table below:

•	Our Chief Executive Officer (Principal Executive Officer)
•	Our Chief Financial Officer (Principal Financial Officer)

Summary Compensation Table

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

Name and Principal Position	Fiscal Year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Philip Thomann, President, CEO, CFO (PEO)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald W. Hryhor, President, CFO (PEO) to May 21, 2011	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald W. Hryhor, President (PEO)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, CFO to May 21, 2011	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, CFO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Clinton F. Bateman, President, CFO PEO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

The Company does not currently have any stock option or stock award plans, therefore no stock options or stock awards were granted during the fiscal years ending June 30, 2011 or 2010.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.  The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended June 30, 2011, we have not entered into any employment agreements with any of our Directors and Officers.

Compensation of Directors

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.  For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets, as of October 13, 2011, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	888333333 Holdings Ltd.	32,042,000 shares held directly	81.86%

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 3, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 39,142,000 shares of common stock outstanding as of October 13, 2011.

Security Ownership of Management

The following table sets forth information, as of October 13, 2011, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Philip Thomann	-0-	0%
Common	Jacqueline Danforth	-0-	0%
Common	All Officers and Directors as a group	-0-	0%

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of October 13, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 39,142,000 shares of common stock outstanding as of October13, 2011.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities authorized for Issuance under Equity Compensation Plans

None

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

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

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

Item 14.                    Principal Accounting Fees and Services

For the fiscal year ended June 30, 2010, our auditors were Cordovano and Honeck, LLP.   Subsequent to the period covered by this report the Company was notified that Cordovano and Honeck LLP were not be able to issue any further audit reports due to PCAOB issues.   As a result the Company has appointed Borgers & Cutler CPAs PC,  to re-audit prior years.

For the fiscal years ended June 30, 2011 and June 30, 2010 the Company has incurred the following fees:

Description	Year Ended June 30, 2011	Year Ended June 30, 2010*
Audit fees	$8,131	$10,850
Audit related fees	-
Tax fees	-	-
All other fees	-	-
Total	$8,131	$10,850
* Audit Fees increased by $2,700 for fiscal year 2010 due to a re-audit as detailed above.

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Farm-In Agreement dated June 10, 2008, and addendum thereto dated September 15, 2008, between Unitech Energy Resources Inc. and the Company	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on September 18, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	October 13, 2011	By:	/s/ Philip Thomann
		Name:	Philip Thomann
		Title:	President, Chief Executive Officer (Principal Executive Officer), Secretary, and Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	October 13, 2011	By:	/s/ Philip Thomann
		Name:	Philip Thomann
		Title:	President, Chief Executive Officer (Principal Executive Officer), Secretary, and Chief Financial Officer (Principal Financial Officer), Member of the Board of Directors

Date:	October 13, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Member of the Board of Directors