Form 10-Q
period 2011-09-30
OCTAGON 88 RESOURCES, INC.
filed 2011-11-14
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

39,142,000 common shares outstanding as of November 14, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Page
Unaudited Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Unaudited Financial Statements	F-5 to F-9

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
 Condensed Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$483	$524
Prepaid expenses	6,131	-
Total current assets	6,614	524

Total assets	$6,614	$524

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$4,240	$3,862
Accounts payable – related parties	12,496	2,496
Total current liabilities	16,736	6,358

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
39,142,000 and 39,142,000 shares issued and outstanding respectively	3,914	3,914
Capital in excess of par value	100,346	100,346
(Deficit) accumulated during the development stage	(114,382)	(110,094)
Total stockholders' deficit	(10,122)	(5,834)
Total liabilities and stockholders' deficit	$6,614	$524

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Condensed Statements of Operations
(Unaudited)
	Three Months	Three Months	Cumulative From Inception June 9, 2008,
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	13,200
Professional fees	3,667	6,619	75,843
Loss on undeveloped , unproven properties	-	-	15,000
Other general and administrative expenses	621	746	10,339
Total operating expenses	4,288	7,365	114,382
(Loss) from operations	(4,288)	(7,365)	(114,382)

Other income (expense):	-	-	-
(Loss) before taxes	(4,288)	(7,365)	(114,382)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(4,288)	$(7,365)	$(114,382)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,142,000	38,761,565

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Cumulative, From Inception, June 9, 2008 Through September 30, 2011

Cash flows from operating activities:
Net (loss)	$(4,288)	$(7,365)	$(114,382)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Services contributed by officers	-	-	13,200
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	(6,131)	-	(6,131)
Accounts payable, trade	378	(3,050)	4,240
Accounts payable, related parties	10,000	-	12,496
Net cash used in operating activities	(41)	(10,415)	(75,577)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	25,000	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	-	25,000	91,060
Net cash flows	(41)	14,585	483

Cash and equivalent, beginning of period	524	8,927	-
Cash and equivalent, end of period	$483	$23,512	$483

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Octagon 88 Resources, Inc. (identified in these footnotes as “we” or  “the Company”) is a Nevada corporation incorporated on June 9, 2008.  We are currently based in Zurich, Switzerland.  We intend to source oil and gas properties predominantly in the U.S. and Canada.  We use June 30 as a fiscal year for financial reporting purposes.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently do not hold any exploration-related assets, having let our agreement with our oil and gas leases expire.  We are reviewing various oil and gas assets for acquisition.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  We also applied for a listing on the OTC Bulletin Board; our application was approved in July, 2009.  We do not currently have any oil and gas properties and we have limited capital.  We anticipate incurring operating losses as we implement our business plan.

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
September 30, 2011
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

Reclassification

For the three month period ended September 30, 2011, certain items in Fiscal year 2011 and cumulative from inception were reclassified to conform to the 2011 presentation.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 2 – Going concern:

At September 30, 2011, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through September 30, 2011, we had incurred net losses of approximately $114,382, of which approximately $101,182 represented actual cash losses.  At September 30, 2011, we had cash of $483.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our  financial  statements  for the fiscal years ended  June 30, 2011 and 2010, the Report of the Independent  Registered Public Accounting Firm includes an explanatory  paragraph that describes  substantial doubt about our ability to continue as a going concern.

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

Note 4 – Prepaid expenses:

Prepaid expenses consists of amounts advanced to vendors in the normal course for services in progress or provided,  for which the Company had not yet received an invoice as at the period ended September 30, 2011.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

The provision for refundable Federal income tax consists of the following:

	Three months ended September 30, 2011	Year Ended June 30, 2011
Refundable Federal income tax attributable to:
Current operations	$(1,450)	$(11,200)
Nondeductible expenses	-	-
Change in deferred tax valuation allowance	1,450	11,200
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Three months ended September 30, 2011	Year Ended June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$34,343	$32,880
Less, Valuation allowance	(34,343)	(32,880)
Net deferred tax asset	-	-

At September 30, 2011, we had an unused net operating loss carryover approximating $101,000 that is available to offset future taxable income; it expires beginning in 2031.

Note 6 – Related party transactions:

At September 30, 2011, we owed Kenmore International S.A., the shareholder of 888333333 Holdings Ltd. (the Company’s controlling stockholder), the amount of $12,496 for legal and professional fees paid on our behalf.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 3011
(Unaudited)

Note 7 – Issuance of shares:

On September 8, 2010, the Company sold a total of 500,000 shares of its common stock for cash consideration of $0.05 per share with no commission paid for total proceeds of $25,000. As of September 30, 2011, the Company had issued shares of its $0.0001 par value common stock as follows:

Date	Description	Shares	Share	Amount
06/09/08	Shares sold for cash	32,042,000	$0.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$0.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$0.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$0.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$0.01000	18,000
09/08/10	Shares sold for Cash	500,000	$0.05000	25,000
6/30/2011	Cumulative Totals	39,142,000		$106,060

Note 8 - New accounting pronouncements:

We have  reviewed  all  recently issued, but not yet effective,  accounting pronouncements and do not believe the future adoption of any such  pronouncements may cause a material impact on our financial condition, or the results of our operations.

Note 8 - Subsequent events:

We have evaluated  subsequent  events through November 11, 2011. Other than those set out above, there have been no subsequent events after September 30, 2011 for which disclosure is required.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2011, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Octagon 88 Resources, Inc.

Liquidity

As of September 30, 2011, our cash balance was $483 and liabilities of $16,7367 as compared to cash of $524 and liabilities of $6,358 as at our fiscal year end, June 30, 2011.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities as we are in the development stage.  There can be no assurances that we will raise any funds by offering our securities.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of September 30, 2011, we had total assets of $6,614 comprised of $483 in cash and pre-paid expenses totaling $6,131.  This reflects an increase of $6,090 of the value of our total assets from $524 on June 30 2011.    The increase in assets was related to pre-payments made for professional fees and general and administrative prior to September 30, 2011.  As of September 30, 2011, our total liabilities increased to $16,736 from $6,358 as of June 30, 2011 due to loans received from related parties.  We have not generated revenue since the date of inception. We believe that we will require minimum capital of $50,000 just to meet our filing and compliance requirements with the Securities and Exchange Commission for the next twelve months.  We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.  We are seeking acquisitions and cannot at this time estimate how much capital may be required to execute any acquisitions.   We do not currently have any cash with which to fund any acquisition activities.

expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees. We are seeking acquisitions and cannot at this time estimate how much capital may be required to execute any acquisitions. We do not currently have any cash with which to fund any acquisition activities.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2011.

Three months ended September 30, 2011, compared to the three months ended September 30, 2010.

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

Expense

Our net loss for the three months ended September, 2011 was ($4,288) as compared to a net loss totaling ($7,365) in the three month period ended September 30, 2010.  The decrease in net loss over the comparative three month periods ended September 30, 2011 and 2010 is a direct result of decreases in professional fees from $6.619 (2010) to $3,667 (2011)  as we had limited operations during the three months ended September 30, 2011.

Basic and diluted losses per share for the three month periods ended September 30, 2011 and September 30, 2010 were ($0.00) respectively.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not  subject  to any legal  proceedings  during the three and nine monthperiods ended  September 30, 2011 or 2010 and, to the best of our knowledge,  no legal proceedings are pending or threatened.

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

OCTAGON 88 RESOURCES, INC.

Date:	November 14 , 2011	By:	/s/ Philip Thomann
		Name:	Philip Thomann
		Title:	President, Chief Executive Officer (Principal Executive Officer), Principal Accounting Officer and Director