Form 10-Q
period 2011-12-31
OCTAGON 88 RESOURCES, INC.
filed 2012-02-17
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

39,142,000 common shares outstanding as of February 15, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Page
Unaudited Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Unaudited Financial Statements	F-5 to F-9

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
 Condensed Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$422	$524
Total current assets	422	524

Total assets	$422	$524

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$11,435	$3,862
Accounts payable – related parties	17,496	2,496
Total current liabilities	28,931	6,358

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized, 39,142,000 and 39,142,000 shares issued and outstanding as at December 31, 2011 and June 30, 2011 respectively	3,914	3,914
Capital in excess of par value	100,346	100,346
(Deficit) accumulated during the development stage	(132,769)	(110,094)
Total stockholders' deficit	(28,509)	(5,834)
Total liabilities and stockholders' deficit	$422	$524

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Condensed Statements of Operations
(Unaudited)
	Three Months		Six Months		Cumulative From Inception
	Ended		Ended		June 9, 2008,
	December 31,		December 31,		Through
	2011	2010	2011	2010	December 31, 2011

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	-	-	13,200
Professional fees	18,102	14,511	21,769	21,130	93,945
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Other general and administrative expenses	285	1,099	906	1,845	10,624
Total operating expenses	18,387	15,610	22,675	22,975	132,769
(Loss) from operations	(18,387)	(15,610)	(22,675)	(22,975)	(132,769)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(18,387)	(15,610)	(22,675)	(22,975)	(132,769)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(18,387)	$(15,610)	$(22,675)	$(22,975)	$(132,769)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,142,000	39,142,000	39,142,000	38,951,783

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31, 2011	Six months ended December 31, 2010	Cumulative, From Inception, June 9, 2008 Through December 31, 2011

Cash flows from operating activities:
Net (loss)	$(22,675)	$(2,2975)	$(132,769)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Services contributed by officers	-	-	13,200
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable, trade	7,573	(5,008)	11,435
Accounts payable, related parties	15,000	-	17,496
Net cash used in operating activities	(102)	(27,983)	(75,638)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	25,000	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	-	25,000	91,060

Net cash flows	(102)	(2,983)	422

Cash and equivalent, beginning of period	524	8,927	-
Cash and equivalent, end of period	$422	$5,944	$483

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Octagon 88 Resources, Inc. (identified in these footnotes as “we” or “the Company”) is a Nevada corporation incorporated on June 9, 2008.  We are currently based in Zurich, Switzerland.  We intend to source oil and gas properties predominantly in the U.S. and Canada.  We use June 30 as a fiscal year end for financial reporting purposes.

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
December 31, 2011
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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At December 31, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Reclassification - For the six month periods ended December 31, 2011 and December 31, 2010, certain items in fiscal year 2011 and cumulative from inception were reclassified to conform to the 2011 presentation.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Note 2 – Going concern:

At December 31, 2011, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through December 31, 2011, we had incurred net losses of approximately $132,769, of which approximately $119,000 represented actual cash losses.  At December 31, 2011, we had cash of $422.

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
December 31, 2011
(Unaudited)

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

The provision for refundable Federal income tax consists of the following:

	Six months ended December 31, 2011	Year Ended June 30, 2011
Refundable Federal income tax attributable to:
Current operations	$(7,710)	$(11,200)
Nondeductible expenses	-	-
Change in deferred tax valuation allowance	7,710	11,200
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Six months ended December 31, 2011	Year Ended June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$40,595	$32,880
Less, Valuation allowance	(40,595)	(32,880)
Net deferred tax asset	-	-

At December 31, 2011, we had an unused net operating loss carryover approximating $119,000 that is available to offset future taxable income; it expires beginning in 2031.

Note 5– Related party transactions:

At December 31, 2011, we owed Kenmore International S.A., the shareholder of 888333333 Holdings Ltd. (the Company’s controlling stockholder), the amount of $17,496 for legal and professional fees paid on our behalf.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Note 6 – Issuance of shares:

On September 8, 2010, the Company sold a total of 500,000 shares of its common stock for cash consideration of $0.05 per share with no commission paid for total proceeds of $25,000. As of December 31, 2011, the Company had issued shares of its $0.0001 par value common stock as follows:

Date	Description	Shares	Share	Amount
06/09/08	Shares sold for cash	32,042,000	$0.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$0.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$0.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$0.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$0.01000	18,000
09/08/10	Shares sold for Cash	500,000	$0.05000	25,000
12/31/2011	Cumulative Totals	39,142,000		$106,060

Note 7 - New accounting pronouncements:

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may cause a material impact on our financial condition, or the results of our operations

Note 8 - Subsequent events:

We have evaluated subsequent events through February 15, 2012. Other than those set out above, there have been no subsequent events after December 31, 2011 for which disclosure is required.

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

Liquidity

As of December 31, 2011, our cash balance was $422 and our liabilities totaled  $28,931 as compared to cash of $524 and liabilities of $6,358 as at our fiscal year end, June 30, 2011.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities as we are in the development stage.  There can be no assurances that we will raise any funds by offering our securities.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of December 31, 2011, we had total assets of $422 comprised solely of cash in the amount of $422 as compared to cash consisting of $524 on June 30, 2011.  As of December 31, 2011, our total liabilities increased to $28,931 from $6,358 as of June 30, 2011 due to an increase in loans received from related parties from $2,496 as at June 30, 2011 to $17,496 as at December 31, 2011 and an increase in accounts payable from $3,862 as at June 30, 2011 to $11,435 as at December 31, 2011.   All of these increases are related to legal, accounting and professional fees for maintenance of the Company’s reporting status. We have not generated revenue since the date of inception. We believe that we will require minimum capital of $50,000 just to meet our filing and compliance requirements with the Securities and Exchange Commission for the next twelve months.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2011.

During the three and six month periods ended December 31, 2011 and December 31, 2010, we earned no revenues from operations.

Comparison of three month periods ended December 31, 2011 and December 31, 2010

For the three month periods ended December 31, 2011 and December 31, 2010, we incurred a net loss of $18,387 and $15,610, respectively. This increase for the period ended December 31, 2011 is primarily attributed to increased costs in professional fees to $18,102 (2011) from $14,511 (2010) due to increased filing fees related to SEC filings as offset by a decrease in general and administrative expenses from $1,099 (2010) to $285 (2011).

Comparison of three month periods ended December 31, 2011 and December 31, 2010

For the six month periods ended December 31, 2011 and December 31, 2010, we incurred a net loss of $22,675 and $22,975, respectively.  There were no substantive changes in any expenses for the six month periods to report.

Period from inception June 9, 2008 to December 31, 2011

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the exploration stage of $132,769. We expect to continue to incur losses while we maintain our reporting status with the SEC and continue to source a project of merit for the Company..

Basic and diluted losses per share for the three month periods ended December 31, 2011 and December 31, 2010 were ($0.00) respectively.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OCTAGON 88 RESOURCES, INC.

Date:	February 16 , 2012	By:	/s/ Philip Thomann
		Name:	Philip Thomann
		Title:	President, Chief Executive Officer (Principal Executive Officer), Principal Accounting Officer and Director