Form 10-Q
period 2012-03-31
OCTAGON 88 RESOURCES, INC.
filed 2012-05-18
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

39,142,000 common shares outstanding as of May12, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Page
Unaudited Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Unaudited Financial Statements	F-5 to F-9

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
 Condensed Balance Sheets

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$389	$524
Total current assets	389	524

Total assets	$389	$524

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$7,554	$3,862
Accounts payable – related parties	25,677	2,496
Total current liabilities	33,231	6,358

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
39,142,000 and 39,142,000 shares issued and outstanding as at March 31, 2012 and June 30, 2011 respectively	3,914	3,914
Capital in excess of par value	100,346	100,346
(Deficit) accumulated during theexploration stage	(137,102)	(110,094)
Total stockholders' deficit	(32,842)	(5,834)
Total liabilities and stockholders' deficit	$389	$524

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Condensed Statements of Operations
(Unaudited)
	Three Months		Nine Months		Cumulative From Inception (June 9, 2008,)
	Ended		Ended		Through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	-	-	13,200
Professional fees	4,268	3,274	26,037	24,404	98,213
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Other general and administrative expenses	65	559	971	2,404	10,689
Total operating expenses	4,333	3,833	27,008	26,808	137,102
(Loss) from operations	(4,333)	(3,833)	(27,008)	(26,808)	(137,102)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(4,333)	(3,833)	(27,008)	(26,808)	(137,102)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(4,333)	$(3,833)	$(27,008)	$(26,808)	$(137,102)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,142,000	39,142,000	39,142,000	39,014,263

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31, 2012	Nine months ended March 31, 2011	Cumulative, From Inception, (June 9, 2008) Through March 31, 2012

Cash flows from operating activities:
Net (loss)	$(27,008)	$(26,808)	$(137,102)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable, trade	3,692	(2,605)	7,554
Accounts payable, related parties	23,181	-	25,677
Net cash used in operating activities	(135)	(29,413)	(75,671)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	25,000	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	-	25,000	91,060
Net cash flows	(135)	(4,413)	389

Cash and equivalent, beginning of period	524	8,927	-
Cash and equivalent, end of period	$389	$4,514	$389

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012
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
March 31, 2012
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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  We owned no long lived assets as at March 31, 2012 or  June 30, 2011 and no impairments of long-lived assets occurred during the nine months or twelve months ended March 31, 2012 and June 30 2011 respectively.

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At March 31, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Reclassification - Certain items in nine month period ended March 31, 2011 and the period from Inception (June 9, 2008) to March 31, 2012 have been reclassified to conform to the presentation for the nine months ended March 31, 2012.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited)

Note 2 – Going concern:

At March 31, 2012, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through March 31, 2012, we had incurred net losses of $137,102, of which approximately $123,000 represented actual cash losses.  At March 31, 2012, we had cash of $389.

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

During September 2008, we amended the Farm-in Letter Agreement to require that we meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain our 50% ownership interest in the lease.  During June, 2010 the lease lapsed due to our failure to expend the required exploration expenses.  All associated costs in the amount of $15,000 recorded as an undeveloped, unproven property asset were written off.   Management is currently reviewing other properties which they feel have merit and expect to acquire properties before the end of 2012.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012
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

The provision for refundable Federal income tax consists of the following:

	Nine months ended March 31, 2012	Fiscal Year Ended June 30, 2011
Refundable Federal income tax attributable to:
Current operations	$(8,940)	$(11,200)
Nondeductible expenses	-	-
Change in deferred tax valuation allowance	8,940	11,200
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Nine months ended March 31, 2012	Fiscal Year Ended June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 41,820	$ 32,880
Less, Valuation allowance	(41,820)	(32,880)
Net deferred tax asset	-	-

At March 31, 2012, we had an unused net operating loss carryover approximating $123,000 that is available to offset future taxable income; it expires beginning in 2028.

Note 5– Related party transactions:

At March 31, 2012, we owed Kenmore International S.A., the shareholder of 888333333 Holdings Ltd., our controlling stockholder, the amount of $25,677 for legal and professional fees paid on our behalf.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited)

Note 6 – Issuance of shares:

On September 8, 2010, the Company sold a total of 500,000 shares of its common stock for cash consideration of $0.05 per share with no commission paid for total proceeds of $25,000. As of March 31, 2012, the Company had issued shares of its $0.0001 par value common stock as follows:

Date	Description	Shares	Share	Amount
06/09/08	Shares sold for cash	32,042,000	$0.00047	$15,060
09/29/08	Shares sold for cash	1,000,000	$0.01000	10,000
10/03/08	Shares sold for cash	1,800,000	$0.01000	18,000
10/09/08	Shares sold for cash	2,000,000	$0.01000	20,000
10/09/08	Shares sold for cash	1,800,000	$0.01000	18,000
09/08/10	Shares sold for Cash	500,000	$0.05000	25,000
3/31/2012	Cumulative Totals	39,142,000		$106,060

Note 7 - New accounting pronouncements:

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may cause a material impact on our financial condition, or the results of our operations

Note 8 - Subsequent events:

On May 5, 2012, the Company received the resignation of Philip Thomann as President, Secretary, Treasurer and Director.   On May 9, 2012, the Company appointed Moufid Makhoul as President, Secretary, Treasurer and a Director of the Company.

We have evaluated subsequent events through May 12, 2012. Other than those set out above, there have been no subsequent events after March 31, 2012 for which disclosure is required.

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

Liquidity

As of March 31, 2012, our cash balance was $389 and our liabilities totaled $33,231 as compared to cash of $524 and liabilities of $6,358 as at our fiscal year end, June 30, 2011.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities as we are in the exploration stage.  There can be no assurances that we will raise any funds by offering our securities.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of March 31, 2012, we had total assets of $389, comprised solely of cash as compared to total assets of $524, again comprising solely cash, on June 30, 2011.  As of March 31, 2012, our total liabilities increased to $33,231 from $6,358 as of June 30, 2011 due to an increase in funds advanced by related parties from $2,496 as at June 30, 2011 to $25,677 as at March 31, 2012 and an increase in accounts payable from $3,862 as at June 30, 2011 to $7,544 as at March 31, 2012.   All of these increases are related to legal, accounting and professional fees for maintenance of the Company’s reporting status. We have not generated revenue since the date of Inception (June 9, 2008). We believe that we will require minimum capital of $50,000 just to meet our filing and compliance requirements with the Securities and Exchange Commission for the next twelve months.

We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.  We are seeking acquisitions and cannot at this time estimate how much capital may be required to execute any acquisitions.   We expect that we will require a minimum of $50,000 just to meet our filing requirements over the next twelve months.   We do not currently have any cash with which to fund any acquisition activities or with which to pay our ongoing filing obligations.

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

While we have been funded to date by our major shareholder, there can be no assurance that such funding will continue to be available to us.   Should we be unable to obtain funding we will be forced to cease operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2011.

During the three and nine month periods ended March 31, 2012 and 2011, we earned no revenues from operations.

Comparison of three month periods ended March 31, 2012 and 2011

For the three month periods ended March 31, 2012 and 2011, we incurred a net loss of $4,333 and $3,833, respectively. There were no substantive changes in any expenses for the three month periods to report.

Comparison of nine month periods ended March 31, 2012 and 2011

For the nine month periods ended March 31, 2012 and 2011, we incurred a net loss of $27,008 and $26,808, respectively.  There were no substantive changes in any expenses for the nine month periods to report.

Period from Inception (June 9, 2008) to March 31, 2012

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $137,102. We expect to continue to incur losses while we maintain our reporting status with the SEC and continue to seek a project of merit for the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No legal proceedings are currently pending or threatened to the best of our knowledge.

ITEM 1A.  RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

On May 5, 2012, the Company received the resignation of Philip Thomann as President, Secretary, Treasurer and Director.   On May 9, 2012, the Company appointed Moufid Makhoul as President, Secretary, Treasurer and a Director of the Company.

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

OCTAGON 88 RESOURCES, INC.

Date:	May 18, 2012	By:	/s/ Moufid Makhoul
		Name:	Moufid Makhoul
		Title:	President, Chief Executive Officer (Principal Executive Officer), Principal Accounting Officer and Director