Form 10-K
period 2012-06-30
OCTAGON 88 RESOURCES, INC.
filed 2012-09-28
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53560
Commission File Number

OCTAGON 88 RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Zeglistrasse 30, Englberg, Switzerland	6390
(Address of principal executive offices)	(Zip Code)

011-41-799-184471
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Yes	[X]	No	[ ]

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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $726,000 as of December 31, 2011 (the last business day of the registrant’s most recently completed second quarter), calculated as of the high closing bid price of $0.15, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

39,142,000 common shares outstanding as of September 12, 2012

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

None

PART I

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Octagon" mean Octagon 88 Resources, Inc., unless otherwise indicated.

Item 1.                      Business

Corporate Overview

We were incorporated on June 9, 2008, in the State of Nevada.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, except for the acquisition of the right to earn a 50% working interest in an oil and gas prospect, which as of the time of this filing is no longer held by us as it was allowed to lapse. We have not been involved in any mergers, acquisitions or consolidations, other than those disclosed herein.   At the time of this filing, we are classified as a shell company as defined in Rule 12b-2 of the Exchange Act.   We do not have any assets, other than minimal cash.

Our Current Business

We were incorporated as a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We commenced our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease (“Farm-In Agreement”) by the payment of $15,000, with $5,000 being paid upon execution of the Farm-In Agreement and the remaining $10,000 being paid upon us completing our registration statement described below.  Our planned work program was to carry out exploration work on this lease in order to ascertain whether it possessed hydrocarbon reserves in commercial quantities, from funds raised under our stock offering.  The exploration program was intended to definitively delineate the aerial extent of the anomalies. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  Between September 29, 2008 and October 9, 2008, we sold 6,600,000 shares of common stock at $0.01 per share for cash, for total gross proceeds of $66,000.

The Farm-In Agreement, as amended by the parties on September 15, 2008, further required that we meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain our 50% ownership interest in the lease.  Ourthen current management reviewed the Farm-In Agreement, current natural gas prices, and other. We allowed the Farm-In Agreement to lapse and therefore we do not currently hold any oil and gas properties or other significant assets.   We are currently a shell and are seeking to make acquisitions of merit.  We intend at this time to continue to seek acquisitions in the oil and gas industry however, we may seek acquisitions in other industries.  Our criteria for oil and gas acquisitions are listed below.

We continue to seek acquisitions of properties where management believes further exploitation and development opportunities exist.  We plan to pursue both oil and natural gas prospects. In selecting exploration, exploitation and development prospects, our management will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects.  No assurance can be given that and properties or interests in properties that we acquire in the future will prove successful in establishing commercially recoverable reserves.  We have  reviewed  a number of potential acquisitions during fiscal 2012 but did not identify any suitable properties.

On September 9, 2010, we raised $25,000 in a private placement with the sale of 500,000 shares of our common stock at $0.05 per share. These funds were raised for general working capital purposes.

During April and May, 2011, there was a dispute between Mr. Hryhor, our then Chief Executive Officer, and Kenmore International S.A., the then controlling shareholder of 888333333 Holdings Ltd. (“888 Holdings”); which was our major shareholder. On May 27, 2011 Mr. Hryhor reported that on May 26, 2011, Ms. Jacqueline Danforth was removed as a Director of the Company by Consent of the Stockholders in Lieu of Meeting allegedly executed by a majority of the stockholders and that Ms. Jacqueline Danforth was dismissed as our Chief Financial Officer and Secretary Treasurer by a resolution in writing of the Board of the Corporation, making Mr. Hryhor our sole officer and director.   However, 888 Holdings did not vote on this motion as  it was not controlled or represented by Mr. Hryhor as prior reported and this action required the vote ofourcontrolling shareholder.    On May 21, 2011, 888 Holdings and other stockholders holding 83.14% of our issued share capital voted to remove Mr. Hryhor as Director of the Company and a definitive Schedule 14C was mailed to the shareholders of record on or about June 21, 2011.  On June 22, 2011, our legal counsel filed the definitive Schedule 14C with the Securities and Exchange Commission, which was mailed to all shareholders of record as of May 21, 2011, and reported that on May 21, 2011, the majority shareholders holding 83.14% of our stock had voted to replace Mr. Donald Hryhor, with Mr. Philip Thomann and Ms. Jacqueline Danforth as Directors of the Company. Moreover, Mr. Thomann was named as our Chairman of the Board, Chief Executive Officer and President, Secretary and Treasurer.  As required under the rules and regulations of the Securities and Exchange Commission, the change to the Board of Directors appointing Ms. Danforth and Mr. Thomann took place 20 days after June 21, 2011 which was the mailing date of the Definitive 14C.

On May 5, 2012, Philip Thomann resigned as our Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director.

On May 9, 2012, the Board of Directors appointed Mr. Moufid Makhoul as our Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director.

On August 16, 2012, Moufid Makhoul resigned as our  Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director.

On August 16, 2012, the Board of Directors appointed Mr. Feliciano Tighe as our Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and a Director.

At present, we have no employees, and all required work in maintaining the Company’s operations and seeking out new properties is undertaken by our officers and directors.

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

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition:

Currently our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to their investment potential and capital expenditure.  The sources and availability of acquiring assets is contingent on our ability to finance opportunities as they become available.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant financing ability and significant asset backed financing.

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

Need for any Governmental Approval of Principal Products or Services

We do not currently have any production, however, our operator is required to have government approvals for all drilling and production activities undertaken in the respective jurisdictions where we may acquire assets and thus, we will be required to ensure that all approvals are granted and complied with.  Should we progress further in our development, we will become subject to all governmental approval requirements to which oil and gas producers are subject.

Effects of Existing or Probable Governmental Regulations on the Business

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil.  The price depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the balance of supply and demand for oil.  Oil exports may be made pursuant to export contracts with terms not exceeding 1 year in the case of light crude, and not exceeding 2 years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board of Canada (“NEB”).  Any oil export to be made pursuant to a contract of longer duration (to a maximum of twenty-five (25) years) requires an exporter to obtain an export license from the NEB and the issuance of such a license requires the approval of the Governor in Council.

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

Employees:

We presently have no employees.  We intend to hire consultants as required and rely on present management, being our directors and officers, to direct our business.  As we grow through acquisitions we will require employees with significant expertise in the oil and gas industry who will manage our operations and we may require accounting and administrative staff to manage revenues and expenditures, in addition to the consultants we currently engage to undertake this work.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.  Should we find an oil and gas property or properties of merit which would require an operator and we determine to undertake the role of operator, we would need to hire additional staff for operations.

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

Item 1B.                   Unresolved Staff Comments

None.

Item 2.                      Properties

Corporate Offices

Our corporate offices are at the address of our President, Stolzestrasse 23, Zurich, Switzerland, 8006.  Our telephone number is 41-799-184471.  We do not currently have a website or any e-mail address.  Offices are provided free of charge.

At present, we do not have or have an interest in any properties.  Management intends to acquire new properties or interests in properties in the oil and gas sector.

Item 3.                      Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

Item 4.                      Mine Safety Disclosures

Not Applicable.
PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “OCTX”.  The Company received approval for quotation on July 27, 2009. There is currently no active market for the Company’s stock. Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended June 30, 2012 and June 30, 2011.

Year 2012	High ($)	Low ($)
4th Quarter ended 6/30/2012	0.10	0.10
3rd Quarter ended 3/31/2012	0.15	0.10
2nd Quarter ended 12/31/2012	0.15	0.15
1st Quarter ended 9/30/2011	0.15	0.10
Year 2011	High ($)	Low ($)
4th Quarter ended 6/30/2011	0.10	0.10
3rd Quarter ended 3/31/2011	0.10	0.10
2nd Quarter ended 12/31/2010	0.11	0.10
1st Quarter ended 9/30/2010	0.12	0.10

This information as provided above for the fiscal years ended  June 30, 2012 and 2011 is from data on  OTC Markets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of September 12, 2012, there were fifty-five (55) holders of record of shares of our common stock (which number does not include the number of  stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid cash dividends on our shares of common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2012, we had not adopted any equity compensation plans and have not granted any stock options.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended June 30, 2012, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Liquidity& Capital Resources

The Company does not have and has not had any revenues since Inception (June 9, 2008) and currently has no means of deriving revenues.   While the Company is seeking acquisitions it has not yet identified any potential acquisitions of merit.   Management anticipates that the Company will need a minimum of $50,000 per annum to maintain its regulatory filing requirements and to allow management to seek potential acquisition or merger candidates.

At June 30, 2012, we had total current assets of $355 comprised solely of cash, as compared to $524 as at June 30, 2011.  We expect to incur continuing costs in the forthcoming year for routine maintenance and for sourcing potential acquisitions.   Our current liabilities were $38,690 as at June 30, 2012, compared to $6,358 on June 30, 2011.  We do not have sufficient funds to pay our current bills as they become due.   We have been funded and continue to be funded by shareholders.   We expect that our controlling shareholder will continue to pay our obligations to maintain our reporting status, however, there can be no guarantee that such funding will be available when needed.

We do expect to incur certain costs associated with the identification and acquisition of interests in new oil and/or gas properties.  At present, we are uncertain as to what these costs will be, as we have not yet entered into definitive negotiations for a property.

Subsequent to the period ended June 30, 2012, the Company received cash in the amount of $11,914 with $6,000 from a shareholder and $5,914 from an unrelated third party to fund completion of the audit and payment of outstanding fees.  Further, the Company entered into a debt settlement agreement to settle an amount of $35,473 of outstanding related party loans by the issuance of shares.

We do not have sufficient funds to retire all of the Company’s liabilities or to fund ongoing operations. We will be dependent on our shareholders or other potential investors to finance operations through additional stock purchases or loans.  Furthermore, we will certainly require additional funds in order to source any acquisitions.  There can be no assurance that we will be successful in identifying potential investors, and in securing these any investment on commercially reasonable terms.  Without further funding the Company will be unable to meet its obligations when they become due and certainly may not be able to continue to operate.

Results of operations:

During the year ended June 30, 2012, we incurred a loss of $32,501, compared to a loss of $33,209 for the year ended June 30, 2011.  The majority of the costs in the current period were associated with routine operations and maintenance of the Company.

For the fiscal year ending June 30, 2012 as compared to the fiscal year ended June 30, 2011 our expenditures for operations remained comparable.

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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
REPORT AND FINANCIAL STATEMENTS
June 30, 2012

Page

Report of Independent Registered Public Accounting Firm	14

Balance Sheets	15

Statements of Operations	16

Statements of Stockholders' Equity	17

Statements of Cash Flows	18

Notes to Financial Statements	19 to 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Octagon 88 Resources, Inc.:

We have audited the accompanying balance sheets of Octagon 88 Resources, Inc. (“the Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Octagon 88 Resources, Inc., as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Borgers & Cutler CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
September 21, 2012

OCTAGON 88 RESOURCES, INC.
(An Exploration stage Enterprise)
BALANCE SHEETS

ASSETS	June 30, 2012	June 30, 2011
Current
Cash	$355	$524
Total assets	$355	$524

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,749	$3,862
Accounts payable – related parties	35,941	2,496
Total current liabilities:	38,690	6,358

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
39,142,000 and 39,142,000 shares issued and outstanding as at June 30, 2012 and June 30, 2011, respectively	3,914	3,914
Additional paid-in capital	100,346	100,346
(Deficit) accumulated during the exploration stage	(142,595)	(110,094)
Total stockholders’ deficit	(38,335)	(5,834)
Total liabilities and stockholders’ deficit	$355	$524

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS

			Cumulative,
			Inception,
	Year Ended	Year Ended	June 9, 2008
	June 30,	June 30,	Through
	2012	2011	June 30, 2012

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	13,200
Professional fees	31,446	30,360	103,622
Loss on undeveloped, unproven properties	-	-	15,000
Other general and administrative expense	1,055	2,849	10,773
Total operating expenses	32,501	33,209	142,595
(Loss) from operations	(32,501)	(33,209)	(142,595)

Other income (expense)	-	-	-
(Loss) before taxes	(32,501)	(33,209)	(142,595)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(32,501)	$(33,209)	$(142,595)

Basic earnings (loss) per common share	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding	39,142,000	39,142,000

‘* denotes less than $(0.01) per share

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock,		Additional	(Deficit) Accumulated
	$0.0001 Par Value		Paid-in	During the
	Shares	Amount	Capital	Exploration Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856	-	15,060
Net (loss)	-	-	-	(927)	(927)
Balance, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340	-	66,000
Less, Applicable expenses	-	-	(15,000)	-	(15,000)
Services contributed by officers	-	-	10,500	-	10,500
Net (loss)	-	-	-	(30,475)	(30,475)
Balance, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers	-	-	2,700	-	2,700
Net (loss)	-	-	-	(45,483)	(45,483)
Balance, June 30, 2010	38,642,000	3,864	75,396	(76,885)	2,375

Shares issued for cash	500,000	50	24,950	-	25,000
Net (loss)	-	-	-	(33,209)	(33,209)
Balance June 30, 2011	39,142,000	3,914	100,346	(110,094)	(5,834)

Net (loss)	-	-	-	(32,501)	(32,501)
Balance, June 30, 2012	39,142,000	$3,914	$100,346	$(142,595)	$(38,335)

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Cumulative,
			Inception,
	Year Ended	Year Ended	June 9, 2008
	June 30,	June 30,	Through
	2012	2012	June 30, 2012

Cash flows from operating activities:
Net (loss)	$(32,501)	$(33,209)	$(142,595)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Services contributed by officers	-	-	13,200
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Accounts payable, trade	5,355	(2,690)	9,217
Accounts payable, related parties	26,977	2,496	29,473
Net cash used in operating activities	(169)	(33,403)	(75,705)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	25,000	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	-	25,000	91,060
Net cash flows	(169)	(8,403)	355

Cash and equivalent, beginning of period	524	8,927	-
Cash and equivalent, end of period	$355	$524	$355

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Octagon 88 Resources, Inc. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on June 9, 2008.  We are currently based in Switzerland.  We intend to operate in the U.S. and Canada.  We use June 30 as a fiscal year for financial reporting purposes.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently do not hold any exploration-related assets, having let our agreement with our oil and gas leases expire.  We are reviewing various oil and gas assets for acquisition.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 with the U.S. Securities and Exchange Commission, which became effective on September 24, 2008.  We also applied for a listing on the OTC Bulletin Board; our application was approved in July, 2009.  We are now exploring various oil and gas acquisitions and sources of capital.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.

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

Cash and cash equivalents - We consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  No impairments of long-lived assets occurred during the years ended June 30, 2012 and 2011.

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At June 30, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012

Note 2 – Going concern:

As at June 30, 2012, we are not currently engaged in an operating business, we expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through June 30, 2012, we had incurred operating losses of approximately $142,595, of which approximately $105,705 represented actual cash losses.  At June 30, 2012, we had cash approximating $355.

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

During September 2008, we amended the Farm-in Letter Agreement to require that we meet a minimum spending requirement of $30,000 on or before June 14, 2010 in order to maintain its 50% ownership interest in the lease.  During June, 2010 the lease lapsed due to failure of the Company to expend the required exploration expenses.  All associated costs in the amount of $15,000 recorded on the asset as undeveloped, unproven property were written off.   Management is currently reviewing other properties which they feel have merit and hope to acquire properties before the end of 2012.

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

The provision (benefit) for income taxes for the years ended June 30, 2012, June 30, 2011 by applying the statutory income tax rate of 34% was as follows:
	June 30,	June 30,
	2012	2011

Deferred tax asset attributable to:
Current operations	$11,050	$13,800
Less: Valuation allowance	(11,050)	(13,800)
Net refundable amount	$-	$-

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012

Note 4 - Federal income tax: (continued)

The composition of the Company’s deferred tax assets as at June 30, 2012 and June 30, 2011 is as follows:

	June 30,	June 30,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$32,501	$33,209
Less: Valuation allowance	(32,501)	(33,209)
Total deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2012, the Company had estimated non-capital losses for tax purposes of $129,223, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	927
2029	19,975
2030	42,611
2031	33,209
2032	32,501
$129,223

Note 5 – Related party transactions:

At June 30, 2012, we owed Kenmore International S.A., the shareholder of 888333333 Holdings Ltd, our controlling shareholder a total of $29,473 (2011 -$2,496) for fees paid on our behalf including professional fees including legal fees, consulting fees and accounting fees. . Subsequent to the period ended June 30, 2012, the Company received further cash in the amount $6,000 from Kenmore International S.A. to fund completion of the audit and pay other outstanding accounts payable.  Further, the Company entered into a debt settlement agreement following year end to settle the balance due to Kenmore of $35,473 by the issuance of a total of 35,473 shares.  As at the date of this report the shares remain unissued.

Jacqueline Danforth, a Director of the Company, also provides accounting services to the Company through her company Filer Support Services Inc. (“Filer Support”).  During the fiscal year ended June 30, 2012, Filer Support invoiced a total of $16,873 for services rendered.  The Company made cash payments in the amount of $10,405, leaving amount of $6,468 due and payable to Filer Support in accounts payable – related parties.

Note 6 – Issuance of shares:

As of June 30, 2012, there were a total of 39,142,000 shares issued and outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012

Note 7 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 8 – Subsequent event:

Subsequent to the period ended June 30, 2012, the Company received cash deposits in the form of demand loans in the amount of $11,914; $6,000 from a shareholder and $5,914 from an unrelated third party,  to fund completion of the audit and payment of certain outstanding accounts payable.

On August 16, 2012, Moufid Makhoul resigned as Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director of the Company.

On August 16, 2012, the Board of Directors appointed Mr. Feliciano Tighe as Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and a Director of the Company.

On August 27, 2012, the Company negotiated debt settlements whereby they agreed to settle debt in the amount of $35,473 with Kenmore International S.A. at a price of $1.00 per share for a total share issuance of 35,473 shares of common stock.

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

As of June 30, 2012, our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below. Management reviewed both the system of internal controls with respect to our financial reporting (ICFR) and the effectiveness of the disclosure controls and procedures (DCP) in place with respect to our financial reporting. In conducting this review the Company’s management considered:

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

PART III

Item 10.                    Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of filing this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Feliciano Tighe	19	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Jacqueline Danforth	40	Director

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

Feliciano Tighe, Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer, Member of the Board of Directors

Mr. Tighe is a recent graduate of the Institut auf den Rosenberg in St. Gallen, Switzerland having completed his diploma in June 2011. He is currently enrolled in the BSL University in Lusanne, Switzerland taking a bachelors degree in business management. From July 2011, he worked with Rigi Capital Zug Ch. He is currently a consultant with Zentrum Energie Trust AG, an energy trust. He is enrolled in an ongoing training program intended to develop overall business skills with a focus on the oil and gas industry with CEC North Star Energy Ltd., a private oil resource company, initially with the UK company and then in May 2012, he entered the program with the Canadian private company. The program is a sponsorship program with a post-graduate commitment of employment for two years. He can undertake the program from his offices in Switzerland. His intent is to complete the accelerated undergraduate program and then undertake a working MBA program.

He is not currently an officer or director of any other reporting issuers.

Jacqueline R. Danforth, Member of the Board of Directors

Ms. Danforth originally joined the Board of Directors on May 25, 2010.

Ms. Danforth currently provides accounting and filing services to reporting issuers through a private company, Filer Support Services Inc.
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

Ms. Danforth sits on the Board of Directors of FACT Corporation, a reporting issuer in the U.S.

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

Item 11.                   Executive Compensation

The particulars of compensation paid to the following persons during the fiscal period ended June 30, 2012 and 2011 are set out in the summary compensation table below:

•	Our Chief Executive Officer (Principal Executive Officer)
•	Our Chief Financial Officer (Principal Financial Officer)

Summary Compensation Table

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

Name and Principal Position	Fiscal Year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Moufid Makhoul President, CEO, CFO (PEO) from May 9, 2012 to August 16, 2012	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Philip Thomann, President, CEO, CFO (PEO) to May 5, 2012	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Philip Thomann, President, CEO, CFO (PEO)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald W. Hryhor, President, CFO (PEO) to May 21, 2011	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, CFO to May 21, 2011	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

The Company does not currently have any stock option or stock award plans, therefore no stock options or stock awards were granted during the fiscal years ending June 30, 2012 or 2011.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.  The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended June 30, 2012, we have not entered into any employment agreements with any of our Directors and Officers.

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

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets, as of September 12, 2012, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1) (%)
Common	Kenmore International S.A.	35,473 shares held directly and 32,042,000 shares held indirectly(2)	81.86%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 3, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 39,142,000 shares of common stock outstanding as of September 12, 2012 and a total of 35,473 shares authorized for issue but unissued at the date of this report.
(2) Kenmore International S.A. is the sole shareholder of 888333333 Holdings Ltd.

Security Ownership of Management

The following table sets forth information, as of September 12, 2012, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Feliciano Tighe	-0-	0%
Common	Jacqueline Danforth	-0-	0%
Common	All Officers and Directors as a group	-0-	0%

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 13, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 39,142,000 shares of common stock outstanding as of September 12, 2012.

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

Promoters and Certain Control Persons

None

Parents

Kenmore International SA currently owns 81.86 % of our issued and outstanding shares of common stock.

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

Item 14.                   Principal Accounting Fees and Services

For the fiscal years ended June 30, 2012 and 2011, our auditors were Borgers & Cutler CPAs PC.

For the fiscal years ended June 30, 2011 and June 30, 2010 the Company has incurred the following fees:
Description	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit fees	9,288	$8,131
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	9,288	$8,131

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Farm-In Agreement dated June 10, 2008, and addendum thereto dated September 15, 2008, between Unitech Energy Resources Inc. and the Company	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on September 18, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith*
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	September 27, 2012	By:	/s/ Feliciano Tighe
		Name:	Feliciano Tighe
		Title:	President, Chief Executive Officer (Principal Executive Officer), Secretary, and Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	September 27, 2012	By:	/s/ Feliciano Tighe
		Name:	Feliciano Tighe
		Title:	President, Chief Executive Officer (Principal Executive Officer), Secretary, and Chief Financial Officer (Principal Financial Officer), Member of the Board of Directors

Date:	September 27, 2012	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Member of the Board of Directors