Form 10-Q
period 2012-09-30
OCTAGON 88 RESOURCES, INC.
filed 2012-11-14
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

39,177,473 common shares outstanding as of October 19, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Page
Unaudited Financial Statements
Balance Sheets	6
Statements of Operations	7
Statements of Cash Flows	8
Notes to Unaudited Financial Statements	9 to 13

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
(An Exploration stage Enterprise)
BALANCE SHEETS

	September 30, 2012	June 30, 2012
ASSETS
Current
Cash	$5,783	$355
Total assets	$5,783	$355

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,289	$2,749
Accounts payable, related parties	5,384	35,941
Advances payable	5,914	-
Total current liabilities:	19,587	38,690

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 authorized, 39,177,473 and 39,142,000 shares issued and outstanding as at September 30, 2012 and June 30, 2012, respectively	3,918	3,914
Additional Paid-in Capital	135,815	100,346
(Deficit) accumulated during the development stage	(153,537)	(142,595)
Total stockholders’ equity	(13,804)	(38,335)
Total liabilities and stockholders’ equity	$5,783	$355

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Cumulative from Inception -June 9, 2008
	September 30,	September 30,	Through
	2012	2011	September 30, 2012

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	13,200
Professional fees	10,784	3,667	114,406
Loss on undeveloped, unproven properties	-	-	15,000
Other general and administrative expenses	158	621	10,931
Total operating expenses	10,942	4,288	153,537
(Loss) from operations	(10,942)	(4,288)	(153,537)

Other income (expense);
(Loss) before taxes	(10,942)	(4,288)	(153,537)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(10,942)	(4,288)	(153,537)

Basic earnings (loss) per common share	$(0.00)	(0.00)

Weighted average number of shares outstanding	39,155,110	39,142,000

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Cumulative,
	Three	Three	Inception,
	Months Ended	Months Ended	June 9, 2008
	September 30,	September 30,	Through
	2012	2011	September 30, 2012

Cash flows from operating activities:
Net (loss)	$(10,942)	$(4,288)	$(153,537)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Services contributed by officers	-	-	13,200
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expense	-	(6,131)	-
Accounts payable, trade	5,540	378	8,289
Accounts payable, related parties	4,916	10,000	40,857
Net cash used in operating activities	(486)	(41)	(76,191)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Advances payable	5,914	-	5,914
Net cash flows from financing activities	5,914	-	96,974

Net cash flows	5,428	(41)	5,783

Cash and equivalent, beginning of period	355	524	-
Cash and equivalent, end of period	$5,783	$483	$5,783

Supplemental cash flow disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock paid to settle debt	$35,473	$-	$35,473

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  No impairments of long-lived assets occurred during the period ended September 30, 2012 and 2011.

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  At September 30, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Note 2 – Going concern:

As at September 30, 2012, we are not currently engaged in an operating business, we expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We allowed our oil and gas assets to lapse without any exploration activities being undertaken.  We are currently seeking other acquisitions of oil and gas assets.  Further, we are currently working on raising capital to fund operations and for acquisitions. There is no assurance that such efforts will succeed and we will raise any funds or that we will be able to acquire any assets of merit.

From inception through September 30, 2012, we had incurred operating losses of approximately $153,537, of which approximately $100,277 represented actual cash losses.  At September 30, 2012, our cash on hand was $5,783.

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

Note 4 – Related party transactions:

During the period ended September 30, 2012, Kenmore International S.A. further advanced $6,000 to the Company for professional fees including legal fees, consulting fees and accounting fees paid on our behalf.

On August 27, 2012, the Company negotiated debt settlements whereby they agreed to settle debt in the amount of $35,473 with Kenmore International S.A. at a price of $1.00 per share for a total share issuance of 35,473 shares of common stock.

As at September 30, 2012 $5,384 was due and payable to a company owned by a prior director of the Company for services provided.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Note 5 – Issuance of shares:

On August 27, 2012, the Company negotiated debt settlements whereby they agreed to settle debt in the amount of $35,473 with Kenmore International S.A. at a price of $1.00 per share for a total share issuance of 35,473 shares of common stock. These shares were issued on September 24, 2012.

As of September 30, 2012, there were a total of 39,177,473 shares issued and outstanding.

Note 6 – Income Taxes:

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2012, deferred tax assets consist of the following by applying the statutory income tax rate of $34%:

Net operating losses	$43,935
Valuation allowance	(43,935)
$-

At September 30, 2012, the Company had a net operating loss carryforward in the approximate amount of $140,164, available to offset future taxable income through 2032.

Note 7 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 8 – Subsequent events:

(a)
On October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum Energie Trust AG. (“Zentrum’), whereby Zentrum will provide both debt and equity funds to the Company for investments in assets owned by private operating oil companies.

Under the terms of the Financing Agreement, the first draw is to be an equity placement into the Company by Zentrum of $500,000 by way of the issuance of 200,000 units, each unit consisting of one share of common stock at $2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $3.00 per share and a three year warrant to purchase 200,000 shares of common stock at an exercise price of $3.00 per share.

Further funds may be by way of debt or equity.  Any funds drawn down as debt under the credit facility will have a first security charge on the investments acquired with such funds.

Fees of 8% for equity placements and 3% for debt placements will be deducted on funding.   For any debt converted to equity, a further fee of 5% will be paid by the Company at conversion.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Note 8 – Subsequent events:  (continued)

Zentrum has agreed that the Company may allocate up to ten percent of the funds from debt or equity for general and administrative costs and due diligence costs and any other costs they may approve from time to time.

Zentrum shall further have a first right of refusal on all financings for a period of two years from the execution of the formal agreement.  The final agreement shall provide for registration rights.  Zentrum’s legal counsel is preparing the formal agreements for execution.

(b)	On October 3, 2012, the Board of Directors of the Company appointed Dr. Peter Beck as a Director of the Company.

(c)	On October 4, 2012, Jacqueline Danforth resigned as a Director of the Company.

(d)	On October 11, 2012, Feliciano Tighe resigned as Chief Financial Officer of the Company.

(e)	On October 12, 2012, the Board of Directors appointed Bryan Leonard Cook as Chief Financial Officer of the Company.

(f)
On October 15, 2012, the Company entered into a Share Exchange Agreement with Zentrum Energie Trust AG to acquire a 22% interest in CEC North Star Energy Ltd. (“North Star”) from Zentrum which represents approximately 3,100,000 shares of North Star.  North Star’s portfolio of assets contains conventional light sweet oil developments with proven reserves quick cash flow and unconventional long-term heavy oil assets with blue-sky potential of several billions of barrels exploration and developments.  Under the terms of the share exchange agreement, the Company the  shares of North Star in exchange for the issuance of 14,000,000 restricted shares of the Company valued at $4.50 per share for a total acquisition cost of $63,000,000.

Further, the Company is required to reach an agreement with its controlling shareholder, Kenmore Interational S.A. for the return to the treasury of the Company of a total of 31, 942,000 restricted shares of common stock.  The Company has also agreed to effect a forward split of its authorized and  issued and outstanding shares of common stock on the basis of three for one (3-1)  subsequent to the acquisition of North Star.  Zentrum shall have the right to appoint two directors to the Board of the Company subsequent to the Closing.

The transaction is expected to close on or before October 31, 2012 and if closed, will effect a change in control of the Company.

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

Liquidity

The Company does not have and has not had any revenues since Inception (June 9, 2008) and currently has no means of deriving revenues.  The Company has executed an agreement to acquire shares in an operating oil and gas company however, as the Company will have no direct interest in the operations at this time, the Company is not expected to generate reveues from this acquisition.   However, the Company is reviewing other potential acquisitions to acquire in the oil and gas industry where it will acquire an operating interest which will generate revenue.  The Company cannot currently predict how much funding will be required to acquire other assets. Management anticipates that the Company will need a minimum of $50,000 per annum just to maintain its regulatory filing requirements. Subsequent to the period covered by this report, 0n October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum Energie Trust AG. (“Zentrum’), whereby Zentrum will provide both debt and equity funds to the Company for investments in assets owned by private operating oil companies.  Under the terms of the Financing Agreement, the first draw is to be an equity placement into the Company by Zentrum of $500,000 by way of the issuance of 200,000 units, each unit consisting of one share of common stock at $2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $3.00 per share and a three year warrant to purchase 200,000 shares of common stock at an exercise price of $3.00 per share.  Further funds may be by way of debt or equity.  Any funds drawn down as debt under the credit facility will have a first security charge on the investments acquired with such funds.  Fees of 8% for equity placements and 3% for debt placements will be deducted on funding.   For any debt converted to equity, a further fee of 5% will be paid by the Company at conversion.  Zentrum has agreed that the Company may allocate up to ten percent of the funds from debt or equity for general and administrative costs and due diligence costs and any other costs they may approve from time to time.  Zentrum shall further have a first right of refusal on all financings for a period of two years from the execution of the formal agreement.  The final agreement shall provide for registration rights.  Zentrum’s legal counsel is preparing the formal agreements for execution.   This financing will give the Company sufficient funding to pay its ongoing expenses for reporting and to identify and acquire further acquisitions.   The Company is awaiting final definitive agreements which it expects to execute by October 31, 2012.

At September 30, 2012, we had total current assets of $5,783 comprised solely of cash, as compared to $355 as at June 30, 2012. We expect to incur continuing costs in the forthcoming year for routine maintenance and for sourcing potential acquisitions. Our current liabilities were $19,587 as at September 30, 2012, compared to $38,690 on June 30, 2012. We do not currently  have sufficient funds to pay our current bills as they become due, however we expect to have sufficient funding with the closing of our financing agreement with Zentrum detailed above. , However, there can be no guarantee that such funding will be available when needed.

We do expect to incur certain costs associated with the identification and acquisition of interests in new oil and/or gas properties.  On October 15, 2012, the Company entered into a Share Exchange Agreement with Zentrum Energie Trust AG to acquire a 22% interest in CEC North Star Energy Ltd. (“North Star”) from Zentrum which represents approximately 3,100,000 shares of North Star.  North Star’s portfolio of assets contains conventional light sweet oil developments with proven reserves quick cash flow and unconventional long-term heavy oil assets with blue-sky potential of several billions of barrels exploration and developments.  Under the terms of the share exchange agreement, the Company the  shares of North Star in exchange for the issuance of 14,000,000 restricted shares of the Company valued at $4.50 per share for a total acquisition cost of $63,000,000.  As this acquisition does not require cash but is being acquired for shares, we will have funds available from the Zentrum financing to acquire other assets.

During the period ended September 30, 2012, the Company received cash in the amount of $11,914 with $6,000 from a shareholder and $5,914 from an unrelated third party to fund completion of the audit and payment of outstanding fees. Further, the Company entered into a debt settlement agreement to settle an amount of $35,473 of outstanding related party loans by the issuance of shares.

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

Results of operations:

The Company had no revenues during the three months ended September 30, 2012 and has not had any revenue since inception.

During the three months ended September 30, 2012, we incurred a net loss of $10,942, compared to a loss of $4,288 for the three months ended September 30, 2011. The increase in losses over the period is related to an increase in professional fees for SEC filings and in audit fees related thereto.  The majority of the costs in the current period were associated with routine operations and maintenance of the Company both in the periods ended September 30, 2012 and 2011.

We expect to continue to incur operating losses until such time as we can identify and close a revenue producting acquisition and perhaps beyond then if the acquisition is not revenue producing.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On October 3, 2012, the Board of Directors of the Company appointed Dr. Peter Beck as a Director of the Company.  On October 4, 2012, Jacqueline Danforth resigned as a Director of the Company.  On October 11, 2012, Feliciano Tighe resigned as Chief Financial Officer of the Company.  On October 12, 2012, the Board of Directors appointed Bryan Leonard Cook as Chief Financial Officer of the Company.

On October 15, 2012, the Company entered into a Share Exchange Agreement with Zentrum Energie Trust AG to acquire a 22% interest in CEC North Star Energy Ltd. (“North Star”) from Zentrum which represents approximately 3,100,000 shares of North Star.  North Star’s portfolio of assets contains conventional light sweet oil developments with proven reserves quick cash flow and unconventional long-term heavy oil assets with blue-sky potential of several billions of barrels exploration and developments.  Under the terms of the share exchange agreement, the Company the  shares of North Star in exchange for the issuance of 14,000,000 restricted shares of the Company valued at $4.50 per share for a total acquisition cost of $63,000,000.

Further, the Company is required to reach an agreement with its controlling shareholder, Kenmore Interational S.A. for the return to the treasury of the Company of a total of 31, 942,000 restricted shares of common stock.  The Company has also agreed to effect a forward split of its authorized and  issued and outstanding shares of common stock on the basis of three for one (3-1)  subsequent to the acquisition of North Star.  Zentrum shall have the right to appoint two directors to the Board of the Company subsequent to the Closing.  The transaction is expected to close on or before October 31, 2012 and if closed, will effect a change in control of the Company.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Farm-In Agreement dated June 10, 2008, and addendum thereto dated Septembe r 15, 2008, between Unitech Energy Resources Inc. and the Company	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on September 18, 2008
10.2	Financing Commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on October 4, 2012
10.3	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on October 15, 2012
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification – Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification – Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	November 14, 2012	By:	/s/ Feliciano Tighe
		Name:	Feliciano Tighe
		Title:	President, Chief Executive Officer (Principal Executive Officer), Secretary and Director

Date:	November 14, 2012	By:	/s/ Bryan Cook
		Name:	Bryan Cook
		Title:	Chief Financial Officer (Principal Financial Officer