Form 10-Q
period 2012-12-31
OCTAGON 88 RESOURCES, INC.
filed 2013-02-19
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53560
Commission File Number

Octagon 88 Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Riedstrasse 68, Volketswil Switzerland	8604
(Address of principal executive offices)	(Zip Code)

011-41-79-262-3749
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

21,235,473 common shares outstanding as of February 15, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission on September 28, 2012.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Unaudited Financial Statements	F-4 to F-9

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
 Condensed Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$7,262	$355
Total current assets	7,262	355

Investment in North Star (Note 4)	44,100,000	-
Total assets	$44,107,262	$355

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$22,555	$2,749
Accounts payable – related parties	-	35,941
Advances from third party	7,000	-
Total current liabilities	29,555	38,690

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
21,235,473 and 39,142,000 shares issued and outstanding as at December 31, 2012 and June 30, 2012 respectively	2,125	3,914
Capital in excess of par value	44,237,609	100,346
(Deficit) accumulated during the exploration stage	(162,027)	(142,595)
Total stockholders' deficit	44,077,707	(38,335)
Total liabilities and stockholders' deficit	$44,107,262	$355

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Condensed Statements of Operations
(Unaudited)
	Three Months		Six Months		Cumulative From Inception (June 9, 2008,)
	Ended		Ended		Through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	-	-	13,200
Professional fees	7,860	18,102	18,645	21,769	122,266
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Other general and administrative expenses	630	285	787	906	11,561
Total operating expenses	8,490	18,387	19,432	22,675	162,027
(Loss) from operations	(8,490)	(18,387)	(19,432)	(22,675)	(162,027)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(8,490)	(18,387)	(19,432)	(22,675)	(162,027)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(8,490)	$(18,387)	$(19,432)	$(22,675)	$(162,027)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	36,770,734	39,142,000	37,962,922	39,142,000

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31, 2012	Six months ended December 31, 2011	Cumulative, From Inception, (June 9, 2008) Through December 31, 2012
Cash flows from operating activities:
Net (loss)	$(19,432)	$(22,675)	$(162,027)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Accounts payable, trade	19,252	7,573	28,469
Accounts payable, related parties	(5,913)	15,000	23,560
Net cash used in operating activities	(6,093)	(102)	(81,798)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Advances from third party	13,000	-	13,000
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	13,000	-	104,060
Net cash flows	6,907	(102)	7,262

Cash and equivalent, beginning of period	355	524	-
Cash and equivalent, end of period	$7,262	$422	$7,262

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares (note 5)	$35,473	-	$35,473
Shares issued to acquire interest North Star (note 3)	44,100,000	-	44,100,000
Total Non Cash Transactions	44,135,473		44,135,473

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Octagon 88 Resources, Inc. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on June 9, 2008. We are currently based in Switzerland. We intend to operate oil and gas assets in the U.S. and Canada. We use June 30 as a fiscal year for financial reporting purposes.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets. We As of the date of this filing we  hold an interest in a Company with oil and gas operations by way of a share ownership.  We are reviewing various oil and gas assets for additional suitable acquisitions.  We intend to acquire oil and gas assets that have both production and the opportunity for exploration and development.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the period ended December 31, 2012 and 2011.

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At December 31, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

Note 2 – Going concern:

As at December 31, 2012, we are a passive investor in an oil and gas operating company and we are seeking other oil and gas acquisitions that we can operate. We expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility but we have not yet drawn down the first funding of $500,000.   There can be no assurance that funds will be available from the credit facility if and when needed.

From inception through December 31, 2012, we had incurred operating losses of approximately $162,027, of which approximately $111,798 represents actual cash losses. At December 31, 2012, our cash on hand was $7,262.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Investment in North Star:

On October 15, 2012, we entered into a share purchase agreement with Zentrum Energie Trust AG (“Zentrum”) (the “Agreement”).

On December 24, 2012, the Company closed the Agreement and acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) from Zentrum which represents approximately 22 % of the issued and outstanding shares of North Star.

Pursuant to the requirements for closing, on December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum which we have valued at $3.15 per share for a total acquisition cost of $44,100,000.  The Company is currently valuing this acquisition at this cost because this was the fair market value of the shares issued on the date of the transaction which is deemed to be most accurate at this time. The actual value of the North Star shares is currently being evaluated and this value is believed to be greater than the current carrying value.  Going forward the Company will account for this investment applying the Equity Method (APB No. 18), and an audit of North Star is under consideration to ascertain the value of the transaction.

Further, to close the transaction, the Company was required to negotiate terms with its controlling shareholder, Kenmore International S.A. (“Kenmore”) for the return to treasury of no less than 31,942,000 shares of the common stock of the Company controlled by Kenmore.   On December 21, 2012, the Company returned to the transfer agent for cancellation effective December 24, 2012, a total of 31,942,000 shares of the Company, at par value,  issued in the name of 888333333 Holdings Ltd., a company of which Kenmore was the sole shareholder.   Kenmore retained a total of 100,000 shares of the Company.

After giving effect to the issuance of the 14,000,000 shares of common stock of the Company and the return to treasury of 31,942,000 shares of common stock of the Company, the Company has a total of 21,235,473 shares of common stock issued and outstanding as at December 31, 2012. As a result of this transaction Zentrum became the Company's controlling shareholder holding a total of 65.9 of the issued and outstanding shares.

Note 4 – Financing agreement:

On October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum Energie Trust AG. (“Zentrum’), whereby Zentrum will provide both debt and equity funds of up to CAD$2,500,000 (USD$2,507,800)  to the Company for investments in assets owned by private operating oil companies.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

Note 4 – Financing agreement (continued):

Under the terms of the Financing Agreement, the first draw is to be an equity placement into the Company by Zentrum of CAD$500,000 by way of the issuance of 200,000 units, each unit consisting of one share of common stock at CAD$2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of CAD$3.00 per share and a three year warrant to purchase 200,000 shares of common stock at an exercise price of CAD$3.00 per share.

Further funds may be by way of debt or equity . Any funds drawn down as debt under the credit facility will have a first security charge on the investments acquired with such funds.

Fees of 8% for equity placements and 3% for debt placements will be deducted on funding. For any debt converted to equity, a further fee of 5% will be paid by the Company at conversion.

Zentrum has agreed that the Company may allocate up to 10% of the funds from debt or equity for general and administrative costs and due diligence costs and any other costs they may approve from time to time.

Zentrum shall further have a first right of refusal on all financings for a period of two years from the execution of the formal agreement. The final agreement shall provide for registration rights. Zentrum’s legal counsel is preparing the formal agreements for execution.

Note 5 – Related party transactions:

On August 27, 2012, the Company negotiated debt settlements whereby they agreed to settle cumulative debt outstanding  in the amount of $35,473 with Kenmore International S.A., our then controlling shareholder, at a price of $1.00 per share for a total share issuance of 35,473 shares of common stock.

On December 21, 2012, the Company returned to the transfer agent for cancellation effective December 24, 2012, a total of 31,942,000 shares of the Company issued in the name of 888333333 Holdings Ltd., a company of which Kenmore was the sole shareholder.   Kenmore retained a total of 100,000 shares of the Company.  Effective upon the cancelation of the shares Kenmore ceased to be a related party to the Company.

As a result of certain transactions described fully in Notes 3 and 4 above, Zentrum Energie Trust AG, became the Company's controlling shareholder on December 21, 20`12, holding 65.9 percent of the Company's issued and outstanding shares.

Note 6 – Advances:

During the period ended December 31, 2012, the Company received $7,000 for ongoing working capital obligations.  The advance is on demand and bears no interest.

Note 7 – Issuance of shares:

On August 27, 2012, the Company negotiated debt settlements whereby they agreed to settle debt in the amount of $35,473 with Kenmore International S.A. at a price of $1.00 per share for a total share issuance of 35,473 shares of common stock. These shares were issued on September 24, 2012.

On December 21, 2012, the Company returned to the transfer agent for cancellation effective December 24, 2012, a total of 31,942,000 shares of the Company issued in the name of 888333333 Holdings Ltd., a company of which Kenmore was the sole shareholder.

On December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum valued at $3.15 per share, market value of the shares on the date of the transaction, for a total acquisition cost of $44,100,000, as a result, Zentrum became the Company's controlling shareholder holding 65.9% of the Company's issued and outstanding shares.

As of December 31, 2012, there were a total of 21,235,473 shares issued and outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

Note 8 – Income Taxes:

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

The composition of the Company’s deferred tax assets as at December 31, 2012 and June 30, 2012 is as follows:

	December 31, 2012	June 30, 2012
Net operating loss carry forward	$19,432	$32,501
Less: Valuation allowance	(19,432)	(32,501)
Total deferred tax asset	$-	$-

At December 31, 2012, the Company had a net operating loss carryforward in the approximate amount of $148,654, available to offset future taxable income through 2032.

Note 9 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 10 – Subsequent events:

On January 22, 2013 and January 24, 2013 respectively, Octagon 88 Resources, Inc. (the “Company”) entered into two agreements whereby they will acquire additional assets for the Company.

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with  the Company's controlling shareholder, Zentrum Energie Trust AG (“Zentrum”) ( the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company will acquire the Mineral Rights known as the Trout Properties.  The Trout Properties are comprised of certain oil and gas leases as detailed below:

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown Oil Sands Development Lease No. 7408100382 Expiry: July, 2017

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

Note 10 – Subsequent events (continued):

The Mineral Rights Agreement contains the following terms, amongst others:

•	An 8% Royalty of Gross Monthly Production to be paid to Zentrum;
•
On or before December 31, 2013, the Company shall have drilled a minimum of one (1) Exploration Well  to Contract Depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property.

•
On or before June 30, 2014, unless otherwise mutually agreed to, the Company shall perform a 3D seismic program on Sections 4,5, 6 89 R3W5 of the Trout Property. A copy and rights to the seismic data shall be provided to the Vendor within 60 days of the completion of the project;

•
On or before December 31, 2014, unless otherwise mutually agreed to, the Company shall have drilled a minimum of one (1) Exploration Well at a location to be mutually determined based on the 3D seismic above;

•	Any default in the terms above will terminate the Mineral Rights Agreement and the Company shall return the Trout Property to Zentrum.

On January 24, 2013, the Company entered into a share purchase agreement with three independent shareholders whereby the Company will acquire 1,410,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) (the “Agreement”).  Under the terms of the Agreement, the Company is required to issue a total of 5,310,000 shares of the Company’s common stock at a deemed price of $5.65 per share in exchange for the 1,410,000 common shares of North Star.   The Company currently holds 22% of the shares of North Star prior to this acquisition which will take the Company’s interest in North Star to approximately 32%.

On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the Corporation.

On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company.

On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2012, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Octagon 88 Resources, Inc.

Liquidity

As of December 31, 2012, our cash balance was $7,262 and our liabilities totaled $29,555 as compared to cash of $355 and liabilities of $38,690 as at our fiscal year end, June 30, 2012.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.    On October 3, 2012, we entered into a financing agreement whereby we can draw down up toCAD$2,500,000 (US$2,507,800) by way of equity or debt, with the first draw down of CAD$500,000 being an equity draw down.   We have not yet drawn down funds against this credit facility.    There are no assurances funds will be available when needed.    As we are commencing operations with our recent acquisitions, we will require funds for operations.  However, we cannot at this time advise how much funding will be required as we are just evaluating the funding requirements under our recent acquisitions.   We expect that theCAD$2,500,000 promised under the credit facility will fund some operations but will not be sufficient to meet drilling requirements on the recent property acquisitions.  We expect to have a more definitive funding budget for the next twelve months in third quarter reporting.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of December 31, 2012, we had total assets of $44,107,262, comprised of cash on hand of $7,262 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy  Ltd., valued at $44,100,000, as  compared to total assets of $355 comprising solely cash, on June 30, 2012.  As of December 31, 2012, our total liabilities decreased to $29,555 from $38,690 as of June 30, 2012.  The most significant factor in this decrease was the settlement of amounts due to related parties at June 30, 2012 totaling $35,941 by the issuances of shares of our common stock during the current period.  This decrease was offset by additional advances for operations from third party lenders of $7,000 in the current six month period and an increase to accounts payable from June 30, 2012 of $2,749 to $22,555 at December 31, 2012.  The increase to accounts payable is related to amounts incurred for accounting and professional fees for maintenance of the Company’s reporting status.   While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2012.

During the three and six month periods ended December 31, 2012 and 2011, we earned no revenues from operations.

Comparison of three month periods ended December 31, 2012 and 2011

For the three month periods ended December 31, 2012 and 2011, we incurred a net loss of $8,490 and $18,387, respectively. Amounts paid for professional fees declined substantially during the comparative three month periods from $18,102 (2011) to $7,860 (2012), while  general and administrative expenses increased minimally from $285 (2011) to $630 (2012).

Comparison of six month periods ended December 31, 2012 and 2011

For the six month periods ended December 31, 2012 and 2011, we incurred a net loss of $19,432 and $22,675, respectively.  There were no substantive changes to any expense categories for the comparative six month periods to report.

Period from Inception (June 9, 2008) to December 31, 2012

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $162,207. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings are currently pending or threatened to the best of our knowledge.

ITEM 1A.  RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum valued at $3.15 per share for a total acquisition cost of $44,100,000.

There were no further unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On January 22, 2013 and January 24, 2013 respectively, Octagon 88 Resources, Inc. (the “Company”) entered into two agreements whereby they will acquire additional assets for the Company.

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with Zentrum Energie Trust AG (“Zentrum”) ( the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company will acquire the Mineral Rights known as the Trout Properties.  The Trout Properties are comprised of certain oil and gas leases as detailed below:

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown Oil Sands Development Lease No. 7408100382 Expiry: July, 2017

The Mineral Rights Agreement contains the following terms, amongst others:

•	An 8% Royalty of Gross Monthly Production to be paid to Zentrum;
•
On or before December 31, 2013, the Company shall have drilled a minimum of one (1) Exploration Well  to Contract Depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property.

•
On or before June 30, 2014, unless otherwise mutually agreed to, the Company shall perform a 3D seismic program on Sections 4,5, 6 89 R3W5 of the Trout Property. A copy and rights to the seismic data shall be provided to the Vendor within 60 days of the completion of the project;

•
On or before December 31, 2014, unless otherwise mutually agreed to, the Company shall have drilled a minimum of one (1) Exploration Well at a location to be mutually determined based on the 3D seismic above;

•	Any default in the terms above will terminate the Mineral Rights Agreement and the Company shall return the Trout Property to Zentrum.

On January 24, 2013, the Company entered into a share purchase agreement with three independent shareholders whereby the Company will acquire 1,410,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) (the “Agreement”).  Under the terms of the Agreement, the Company is required to issue a total of 5,310,000 shares of the Company’s common stock at a deemed price of $5.65 per share in exchange for the 1,410,000 common shares of North Star.   The Company currently holds 22% of the shares of North Star prior to this acquisition which will take the Company’s interest in North Star to approximately 32%.

On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the Corporation.

On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company.

On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Financing commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company Form 8K filed with the SEC on October 4, 2012.
10.2	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company’s Form 8K/A filed with the SEC on February 19, 2013.-
10.3	Mineral Rights Agreement between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.4	Share Purchase Agreement between the Company and Various Vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	February 19, 2013	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 19, 2013	By:	/s/ Bryan Cook
		Name:	Bryan Cook
		Title:	Chief Financial Officer (Principal Accounting Officer)