Form 10-Q
period 2013-03-31
OCTAGON 88 RESOURCES, INC.
filed 2013-05-20
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53560
Commission File Number

Octagon 88 Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hochwachtstrasse 4 Steinhausen CH.	6312
(Address of principal executive offices)	(Zip Code)

011-41-79-2376218
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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,545,473 common shares outstanding as of May 20, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

Octagon 88 Resources, Inc.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission on September 28, 2012.

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS
 (Stated in US Dollars)

(UNAUDITED)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
 Condensed Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$7,233	$355
Total current assets	7,233	355

Long-term investments accounted for under the equity method (Note 3)	61,606,652	-
Total assets	$61,613,885	$355

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$12,265	$2,749
Accounts payable, related parties	-	35,941
Advances from shareholders	19,167	-
Total current liabilities	31,432	38,690

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized, 26,545,473 and 39,142,000 shares issued and outstanding as at March 31, 2013 and June 30, 2012 respectively	2,655	3,914
Capital in excess of par value	61,760,078	100,346
(Deficit) accumulated during the exploration stage	(180,280)	(142,595)
Total stockholders' deficit	61,582,453	(38,355)
Total liabilities and stockholders' deficit	$61,613,885	$355

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Condensed Statements of Operations
(Unaudited)
	Three Months		Nine Months		Cumulative From Inception (June 9, 2008,)
	Ended		Ended		Through
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	-	-	13,200
Professional fees	1,456	4,268	20,100	26,037	123,722
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Other general and administrative expenses	449	65	1,236	971	12,010
Total operating expenses	1,905	4,333	21,336	27,008	163,932
(Loss) from operations	(1,905)	(4,333)	(21,336)	(27,008)	(163,932)

Other income (expense):
Gain (losses) equity investments, net	(16,348)	-	(16,348)		(16,348)
(Loss) before taxes	(18,253)	(4,333)	(37,684)	(22,675)	(180,280)

Provision (credit) for taxes on income:	-	-	-	-	-
Net (loss)	$(18,253)	$(4,333)	$(37,684)	$(27,008)	$(180,280)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	23,595,473	39,142,000	33,243,687	39,142,000

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31, 2013	Nine months ended March 31, 2012	Cumulative, From Inception, (June 9, 2008) Through March 31, 2013

Cash flows from operating activities:
Net (loss)	$(37,684)	$(27,008)	$(180,280)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Share of (loss) of equity accounted investees	16,348	-	16,348
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Accounts payable, trade	8,960	3,692	18,178
Accounts payable, related parties	(5,913)	23,181	23,560
Net cash used in operating activities	(18,289)	(135)	(93,994)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Advances from shareholders	19,167	-	19,167
Advances from third party	6,000	-	6,000
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	25,167	-	116,227
Net cash flows	6,878	(135)	7,233

Cash and equivalent, beginning of period	355	524	-
Cash and equivalent, end of period	$7,233	$389	$7,233

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares (note 6)	$35,473	-	$35,473
Shares issued to acquire interest North Star (note 3)	61,623,000	-	61,623,000
Total Non-Cash Transactions	61,658,473		61,658,473

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013

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

We are a natural resource exploration stage company in the business of acquiring, exploring, and developing natural resource assets.    We hold an interest in an operating oil and gas company, as well as our own oil and gas projects which we intend to operate.  As of the date of this filing we hold an interest in a Company with oil and gas operations by way of a share ownership.  We are reviewing various oil and gas assets for additional suitable acquisitions.  We intend to acquire oil and gas assets that have both production and the opportunity for exploration and development.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013

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

Equity Investments – Our equity investments are included in other long-term assets. We account for equity investments for which we do not have control over the investee using the Equity Method (APB No. 18) when we have the ability to exercise significant influence, but not control, over the investee. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded in gains (losses) on equity investments, net.  The equity investment is initially recorded at cost.

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the period ended March 31, 2013 and 2012.

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At March 31, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013

Note 2 – Going concern:

As at March 31, 2013, we are a passive investor in an operating  oil and gas company and we hold a Mineral Rights Agreement (see note 4) which gives us the rights to certain oil and gas exploration leases.  We continue to  seek other oil and gas acquisitions that we can operate. While we have acquired an interest in certain mineral properties (Note 4)  we expect to incur exploration stage operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility but we have not yet drawn down the first funding of $500,000 (Note 5).   There can be no assurance that funds will be available from the credit facility if and when needed.

From inception through March 31, 2013, we have incurred operating losses of approximately $180,280, of which approximately $123,994 represents actual cash losses. At March 31, 2013, our cash on hand was $7,233.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Investment in CEC North Star Energy Ltd.:

On October 15, 2012, we entered into a share purchase agreement with Zentrum Energie Trust AG (“Zentrum”) (the “Share Purchase Agreement”), which closed on December 24, 2012 whereby we acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) from Zentrum, representing approximately 22% of the issued and outstanding shares of North Star.  Our President and Director, Mr. Guido Hielkes is also the President and a member of the Board of Directors of North Star and Feliciano Tighe, a member of our Board of Directors is also an administrative consultant to North Star.

Pursuant to the requirements for closing, on December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum which we have valued at $3.15 per share, the market price of our stock on the date of issue, for a total investment of $44,100,000.

Further, to close the transaction, the Company was required to negotiate terms with its controlling shareholder, Kenmore International S.A. (“Kenmore”) for the return to treasury of no less than 31,942,000 shares of the common stock of the Company controlled by Kenmore.   On December 21, 2012, the Company returned to the transfer agent for cancellation effective December 24, 2012, a total of 31,942,000 shares of the Company, at par value, issued in the name of 888333333 Holdings Ltd., a company of which Kenmore was the sole shareholder.   Kenmore retained a total of 100,000 shares of the Company after the transaction.

On January 24, 2013, the Company entered into a further share purchase agreement with three independent shareholders whereby the Company acquired 1,410,000 common shares in the capital stock of North Star (the “Share Purchase Agreement”). Under the terms of the Share Purchase Agreement, the Company issued a total of 5,310,000 shares of the Company’s common stock at a deemed price of $3.30 per share, which was the lowest bid price of the Company’s stock on the date of issuance, for a total investment cost of $17,523,000 in exchange for the 1,410,000 common shares of North Star.

The Company currently holds 32% of the shares of North Star after this acquisition. We account for this investment applying the Equity Method (APB No. 18).

	March 31, 2013	June 30, 2012
Investment in North Star	$61,606,652	$-

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012
Contributions
Issue 14,000,000 restricted shares of the Company at market value	$44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investments accounted for under the equity method	(16,348)
Balance as of March 31, 2013	$61,606,652

Note 4 – Mineral rights agreement

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with Zentrum (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company has the right to acquire the Mineral Rights known as the Trout Properties.  The Trout Properties are comprised of certain oil and gas leases as detailed below:

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

The Company has received a preliminary budget for the drilling of the initial exploration well on the Trout property with costs estimated to be $1,500,000 Canadian dollars (USD $1,504,920) , plus or minus 20 percent for seasonal adjustments including weather, rig and crew availability.  We anticipate making a drawdown of funds under the financing agreement as more particularly described in Note 5 below in order to finance costs associated with this initial well.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013

Note 5 – Financing agreement:

On October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum, whereby Zentrum will provide both debt and equity funds of up to CAD$2,500,000 (USD$2,508,210)  to the Company for investments in assets owned by private operating oil companies.

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

Note 6 – Related party transactions:

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

On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company. Mr. Guido Hilekes, our President and a Director is also the President and a member of the  board of directors of CEC North Star Energy Ltd.

Zentrum Energie Trust AG  (“Zentrum”) has provided a line of credit to the Company (Note 5)  and has also  provided financing to CEC North Star Energy Ltd. by way of a 1.5 million dollar convertible debenture.  Zentrum is also a minority shareholder of CEC North Star Energy Ltd.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013

Note 7 – Advances:

During the period ended March 31, 2013, the Company received $19,167 for the shareholders of the Company for ongoing working capital obligations.  The advances are on demand and bear no interest.

Note 8 – Issuance of shares:

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

On December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum valued at $3.15 per share, which was the market value of the shares on the date of the transaction, for a total acquisition cost of $44,100,000.

On January 24, 2013, the Company issued a total of 5,310,000 restricted shares of the Company to three independent shareholders of North Star valued at $3.30 per share, which was the market value of the shares based on the bid price of the shares on the date of the transaction, for a total acquisition cost of $17,523,000.

As of March 31, 2013, there were a total of 26,545,473 shares issued and outstanding.

Note 9 – Income Taxes:

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

The composition of the Company’s deferred tax assets, applying the statutory income tax rate of 34%, as at March 31, 2013 and June 30, 2012 is as follows:

	Nine months ended March 31, 2013	June 30, 2012

Net operating loss carry forward	$37,684	$32,501
Less: Valuation allowance	(37,684)	(32,501)
Total deferred tax asset	$-	$-

At March 31, 2013, the Company had a cumulative net operating loss carryforward from inception to March 31, 2013 in the approximate amount of $166,907, available to offset future taxable income through 2033.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013

Note 10 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 11 – Subsequent events:

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no events to disclose.

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

Liquidity

As of March 31, 2013, our cash balance was $7,233 and our liabilities totaled $31,432 as compared to cash of $355 and liabilities of $38,690 as at our fiscal year end, June 30, 2012.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.    On October 3, 2012, we entered into a financing agreement whereby we can draw down up to CAD$2,500,000 (US$2,507,800) by way of equity or debt, with the first draw down of CAD$500,000 being an equity draw down.   We have not yet drawn down funds against this credit facility.   There are no assurances funds will be available when needed.   As we are commencing operations with our recent acquisitions, we will require funds for operations.  However, we cannot at this time advise how much funding will be required as we are just evaluating the funding requirements under our recent acquisitions.   We expect that the CAD$2,500,000 promised under the credit facility will fund some operations but will not be sufficient to meet drilling requirements on the recent property acquisitions.  We expect to have a more definitive funding budget for the next twelve months in third quarter reporting.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of March 31, 2013, we had total assets of $61,613,885, comprised of cash on hand of $7,233 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy  Ltd., valued at $61,606,652 (ref: Note 3 to the financial statments contained herein), as  compared to total assets of $355 comprising solely cash, on June 30, 2012.  As of March 31, 2013, our total liabilities decreased to $31,432 from $38,690 as of June 30, 2012.  The most significant factor in this decrease was the settlement of amounts due to related parties at June 30, 2012 totaling $35,941 by the issuances of shares of our common stock during the current period.  This decrease was offset by additional advances for operations from third party lenders of $19,167 in the current nine month period and an increase to accounts payable from June 30, 2012 of $2,749 to $12,265 at March 31, 2013.  The increase to accounts payable is related to amounts incurred for accounting and professional fees for maintenance of the Company’s reporting status.   While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2012.

During the three and nine month periods ended March 31, 2013 and 2012, we earned no revenues from operations.

Comparison of three month periods ended March 31, 2013 and 2012

For the three month periods ended March 31, 2013 and 2012, we incurred a net loss from operations of $1,905 and $4,333, respectively. Amounts paid for professional fees declined substantially during the comparative three month periods from $4,268 (2012) to $1,456 (2013), while general and administrative expenses increased minimally from $65 (2012) to $449 (2013).

During the three month period ended March 31, 2013, we incurred other loss from equity investments of $16,348 as a result of the investments in the CEC North Energy Ltd.

Comparison of nine month periods ended March 31, 2013 and 2012

For the nine month periods ended March 31, 2013 and 2012, we incurred a net loss from operations of $21,336 and $27,008, respectively.  There were no substantive changes to any expense categories for the comparative nine month periods to report.

During the three month period ended March 31, 2013, we incurred other loss from equity investments of $16,348 as a result of the investments in the CEC North Energy Ltd.

Period from Inception (June 9, 2008) to March 31, 2013

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $180,280. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Financing commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company Form 8K/A filed with the SEC on February 19, 2013
10.2	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company’s Form 8K/A filed with the SEC on February 19, 2013.-
10.3	Mineral Rights Agreement between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.4	Share Purchase Agreement between the Company and Various Vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

*To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	May 20, 2013	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Accounting Officer and Director

Date:	May 20, 2013	By:	/s/ Bryan Cook
		Name:	Bryan Cook
		Title:	Chief Financial Officer (Principal Accounting Officer)