Form 10-K
period 2013-06-30
OCTAGON 88 RESOURCES, INC.
filed 2013-10-18
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53560
Commission File Number

OCTAGON 88 RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hochwachtstrasse 4, Steinhausen CH	6312
(Address of principal executive offices)	(Zip Code)

(41) 79 237-6218
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $23,547,061 as of December 31, 2012 (the last business day of the registrant’s most recently completed second quarter), calculated as of the closing selling price of $3.30, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

26,545,473 common shares outstanding as of October 17, 2013

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

None

PART I

FORWARD-LOOKING INFORMATION

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Business,” “Risk Factors,” “Properties,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the availability of capital;
•	our success in development, exploitation and exploration activities;
•	our ability to procure services and equipment for our drilling and completion activities;
•	our ability to make planned capital expenditures;
•	our restrictive debt covenants;
•	political and economic conditions in oil producing countries, especially those in Canada;
•	price and availability of alternative fuels;
•	our acquisition and divestiture activities;
•	weather conditions and events;
•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and
•	other factors discussed elsewhere in this report.

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

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Octagon" mean Octagon 88 Resources, Inc. and its wholly owned subsidiary Octagon 88 Resources (Schweiz) AG ,  unless otherwise indicated.

ITEM 1.       BUSINESS

Corporate Information and Corporate History

The address of our principal executive office is Hochwachtstrasse 4, Steinhausen, CH 6312.  Our telephone number is (41) 79- 237-6218. Our website is www.octagon-88.com.

Our common stock is quoted on the OTCBB (“Over-the-Counter- Bulletin-Board”) under the symbol "OCTX".

Octagon 88 Resources Inc. was incorporated in the State of Nevada on June 9, 2008, as a natural resource exploration company.

On August 13, 2010, we underwent a change of control  and 8883333333 Holdings Ltd. became the controlling shareholder of the Company, however our there was no change in the Company’s planned business which was, and remains, the acquisition, exploration and development of oil and gas assets.

During April and May, 2011, there was a dispute between Mr. Hryhor, our then Chief Executive Officer, and Kenmore International S.A., the then controlling shareholder of 888333333 Holdings Ltd. (“888 Holdings”); which was our major shareholder. On May 27, 2011 Mr. Hryhor reported that on May 26, 2011, Ms. Jacqueline Danforth was removed as a Director of the Company by Consent of the Stockholders in Lieu of Meeting allegedly executed by a majority of the stockholders and that Ms. Jacqueline Danforth was dismissed as our Chief Financial Officer and Secretary Treasurer by a resolution in writing of the Board of the Corporation, making Mr. Hryhor our sole officer and director.   However, 888 Holdings did not vote on this motion as  it was not controlled or represented by Mr. Hryhor as prior reported and this action required the vote of our controlling shareholder.    On May 21, 2011, 888 Holdings and other stockholders holding 83.14% of our issued share capital voted to remove Mr. Hryhor as Director of the Company. On June 22, 2011, our legal counsel filed the definitive Schedule 14C with the Securities and Exchange Commission, which was mailed to all shareholders of record as of May 21, 2011, and reported that on May 21, 2011, the majority shareholders holding 83.14% of our stock had voted to replace Mr. Donald Hryhor, with Mr. Philip Thomann and Ms. Jacqueline Danforth as Directors of the Company. Moreover, Mr. Thomann was named as our Chairman of the Board, Chief Executive Officer and President, Secretary and Treasurer.  As required under the rules and regulations of the Securities and Exchange Commission, the change to the Board of Directors appointing Ms. Danforth and Mr. Thomann took place 20 days after June 21, 2011 which was the mailing date of the Definitive 14C.

On May 5, 2012, Philip Thomann resigned as our Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director.

On May 9, 2012, the Board of Directors appointed Mr. Moufid Makhoul as our Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director.

On August 16, 2012, Moufid Makhoul resigned as our Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director and the Board of Directors appointed Mr. Feliciano Tighe as our Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and a Director.

On October 3, 2012, the Board of Directors of Octagon 88 Resources, Inc. (the “Company”) appointed Dr. Peter Beck as a Director of the Company.

On October 4, 2012, Ms. Danforth resigned as a director and officer of the Company.

On October 11, 2012, Feliciano Tighe resigned as Chief Financial Officer of the Company and on October 12, 2012, the Board of Directors appointed Bryan Leonard Cook as Chief Financial Officer of the Company.

On December 21, 2012, the Company closed an agreement which it had entered into with Zentrum Energie Trust AG (“Zentrum”) which it had entered into on October 15, 2012 and issued a total of 14,000,000 restricted shares of the Company to Zentrum.  Pursuant to the agreement the Company’s then controlling shareholder, Kenmore International S.A. returned a total of 31,942,000 shares to treasury for cancellation, thus effecting a change of control of the Company.

On December 24, 2012, the Company acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd.

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with Zentrum to acquire the Mineral Rights known as the Trout Properties.

On January 24, 2013, the Company entered into a share purchase agreement with three independent shareholders whereby the Company acquired an additional 1,410,000 common shares in the capital stock of CEC North Star Energy Ltd.

On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company and Mr. Guido Hilekes was appointed a director and President of the Company.

On January 29, 2013, Mr. Gordon E. Taylor was appointed a director of the Company.

On March 31, 2013, Mr. Gordon Taylor tendered his resignation as a Director of the Company.

On July 1, 2013, Mr. Richard O. Ebner was appointed a Director of the Company.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We are currently based in Switzerland and we hold oil and gas assets in Canada. We intend to acquire and where warranted operate oil and gas assets in the U.S. and Canada.  Some of our assets may be operated by other companies that we either hold an interest in or that are appointed operators based on the determination of management on each project individually acquired and reviewed.

We have one wholly owned subsidiary, Octagon 88 Resources (Schweiz) AG, a company incorporated pursuant to the laws of Switzerland.  All of our operations are undertaken by our Swiss subsidiary.

Current Business

We were incorporated as a natural resource exploration company to acquire, explore and develop natural resource assets.  We commenced our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease.   With a change in management and a review of the project, we allowed the farm-in agreement to lapse and therefore under the SEC policies we became a shell company.

The Company’s intention is to grow shareholder value through mergers and acquisitions opportunities available to the Company.  Following the intent of the Company, in late 2012 and early2013, we  acquired substantial light and conventional heavy oil assets in Northern Alberta by way of a number of acquisition agreements more particularly described above and throughout this annual report on Form 10-K.

With the closing of these acquisitions the Company the Company emerged from shell status.    Current management is of the opinion that the acquired projects have been substantially de-risked which will allow the Company to emerge as a development stage oil and gas company.

The current program schedule entails working with the operator of these properties to bring on production and cash flow through the Company’s direct working interests, and indirect investments spread throughout the projects.

Notable Acquisitions

On December 24, 2012, we exchanged 14,000,000 shares of the Company with Zentrum Energie Trust AG (“Zentrum”) for approximately 3,100,000 shares of CEC North Star Energy Ltd. (“North Star”) and on January 23, 2013, we exchanged a further 1,410,000 shares of North Star with three independent stockholders of North Star for 5,310,000 shares of the Company bringing our ownership interest in North Star to 33% and making the Company the largest single stockholder of North Star.    Certain of the officers and directors and shareholders of North Star, Zentrum and the Company are related parties as further described herein under Related Party Transactions.

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company has the right to acquire the Mineral Rights known as the Trout Properties by undertaking certain exploration activities on the properties acquired.  The acquisition was made between Zentrum and the Company.  Certain of the officer and directors and shareholder of Zentrum and the Company are related parties as further described herein under Related Party Transactions.

About North Star

Incorporated in Alberta in 2012, North Star was  established by a group of international financial and oil and gas experts to build a major oil and gas company targeting conventional heavy crude oil sands opportunities in northwestern Alberta, Canada.

Since its inception, CEC has acquired and consolidated an extensive contiguous land base of 73 sections, from which they have:

•	developed a high confidence geological model for the area and specifically for the lands held;
•	confirmed the model with drilled wells, cores and seismic;
•	acquired more land on the trend;
•	obtained third party reviews of the reserves and geological models; and
•	obtained third party and in house feasibility studies to lay out a “road map to the development” of the substantial resource held within the lands with:

i.	detailed development schedules;
ii.	capital and operating costs; and
iii.	expected production and revenues.

Manning Project – Phased Development Model focusing on primary recover of the “Elkton Erosional Edge”

A plan of development (POD) has been compiled that proposes a combined phased development of the “Manning Projects” that are located in the Peace River block of northwestern Alberta, Canada. The lands contain a projected 3+ billion barrels of Petroleum Initially in Place (PIIP). 1.6 billion barrels of this forecast has already been validated by a leading third party oil and gas engineering firm using what North Star management believes to be an evaluation under conservative Canadian regulatory NI 51-101 criteria.    The Manning projects comprise the following:
:
(1) Primary Recovery of Oil in the Elkton Erosional Edge (1050million bbls. PIIP);

(2) Debolt Erosional Edge Formation (200 million bbls. PIIP);

(3) Multiple Bluesky/Gething Primary Recovery and Thermal projects (800 million bbls. PIIP); and

(4) Down-dip from Erosional Edge Elkton and Debolt formations (1.2 million bbls. PIIP).

The main focus of the POD is the primary recovery of approximately 200 million recoverable barrels of 13-15API heavy oil in the Elkton Member.  The various models enclosed in the POD evaluate several capital inputs, which in all cases show positive cash flow, repayment of debt and ability to pay dividends. These models are extrapolated for 25 years, whereas the third party reports and internal analysis suggest an economic reserve life of over 35+ years.

The Debolt Erosional Edge, the Bluesky/Gething and the down dip Elkton and Debolt targets are discussed in the POD but not included in the economic models.

North Star believes that these long-life oil sands assets will generate above industry average net backs and expected returns comparable to the other projects in the Peace River area. With $5 million in initial development costs before project kickoff and $30 million initial capital which is expected to be paid back within 2 years, the Elkton Erosional Edge project is self-funding or “organic growth” from cash flow for all the capital programs of subsequent years.

Trout Properties

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

•
Any default in the terms above will terminate the Mineral Rights Agreement and the Company shall return the Trout Property to Zentrum, unless Zentrum and the Company agree to an amendment of the Mineral Rights Agreement.

The Company has received a preliminary budget for the drilling of the initial exploration well on the Trout property with costs estimated to be $1,500,000 Canadian dollars, plus or minus 20 percent for seasonal adjustments including weather, rig and crew availability.   Zentrum management has confirmed that they are prepared to extend the drilling requirement for December 31, 2013 as the timeline is insufficient for the Company to meet the requirement.  An extension timeline will be finalized before the end of October, 2013. Management believes the merits of the Trout Properties are:

●	Light sweet crude oil (40API);

●	Low operating and developing costs;

●	Contiguous land base;

●	Substantial reserve potential;

●	Additional adjacent lands available to increase land base and project size; and

●	Conventional light oil opportunities with 3D seismic over primary target.

Regulation of Oil and Gas Activities

The exploration, production and transportation of all types of hydrocarbons are subject to significant governmental regulations. Our properties will be affected from time to time in varying degrees by political developments and provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, and by changes in such laws and by periodically changing administrative regulations.

Provincial and local laws and regulations govern oil and gas activities. Operators of oil and gas properties are required to have a number of permits in order to operate such properties, including operator permits and permits to dispose of salt water. We possess all material requisite permits required by the provinces and other local authorities in which we operate properties. In addition, under federal and provincial law, operators of oil and gas properties are required to possess certain certificates and permits in order to operate such properties such as hazardous materials certificates, which we intent to obtain as required.

Development and Production

The operations of our properties are subject to various types of regulation at the federal, provincial, and local levels. These types of regulation include requiring the operator of oil and gas properties to possess permits for the drilling and development of wells, post bonds in connection with various types of activities, and file reports concerning operations. The jurisdiction in which we operate regulates the following:

●	the location of wells;

●	the method of drilling and casing wells;

●	the method of completing and fracture stimulating wells;

●	the surface use and restoration of properties upon which wells are drilled;

●	the plugging and abandoning of wells; and

●	the notice to surface owners and other third parties.

The failure to comply with these rules and regulations can result in substantial penalties, including lease suspension or termination in the case of federal or provincial leases. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect us.

Title to Interests

As is customary in our industry, a preliminary review of title records, which may include opinions or reports of appropriate professionals or counsel, is made at the time we acquire properties. We believe that our title to all of the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions that do not detract substantially from the value of the interests or materially interfere with their use in our operations. The interests owned by us may be subject to one or more royalty, overriding royalty, or other outstanding interests (including disputes related to such interests) customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations, and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as production payments, net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases, and other encumbrances, easements, and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in our operations.

Competition

We operate in a highly competitive environment. The principal resources necessary for the exploration and production of oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment and services to explore for such reserves and knowledgeable personnel to conduct all phases of oil and gas operations. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our near term operations; however we cannot assure you that such materials and resources will be available to us in the future.

The Company’s business is subject to regulations generally established by government legislation and governmental agencies. The regulations are summarized in the following paragraphs.

The Industry in Canada

The crude oil and natural gas industry in Canada operates under government legislation and regulations, which govern exploration, development, production, refining, marketing, transportation, prevention of waste and other activities.

The Company’s Canadian properties are located in Alberta. Most of these properties are held under leases/licences obtained from the respective provincial or federal governments, which give the holder the right to explore for and produce crude oil and natural gas. The remainder of the properties are held under freehold (private ownership) lands.

Conventional petroleum and natural gas leases issued by the province of Alberta have a primary term from two to five years.   Those portions of the leases that are producing or are capable of producing at the end of the primary term will “continue” for the productive life of the lease.

An Alberta oil sands permit and oil sands primary lease is issued for five and fifteen years respectively. If the minimum level of evaluation of an oil sands permit is attained, a primary oil sands lease will be issued. A primary oil sands lease is continued based on the minimum level of evaluation attained on such lease. Continued primary oil sands leases that are designated as “producing” will continue for their productive lives and are not subject to escalating rentals while those designated as “non-producing” can be continued by payment of escalating rentals.

The provincial governments regulate the production of crude oil and natural gas as well as the removal of natural gas and NGLs from their respective province. Government royalties are payable on crude oil, NGLs and natural gas production from leases owned by the province. The royalties are determined by regulation and are generally calculated as a percentage of production varied by a number of different factors including selling prices, production levels, recovery methods, transportation and processing costs, location and date of discovery.

The Alberta government implemented changes to the Alberta Royalty Framework (“ARF”) effective January 1, 2009. The ARF includes a number of changes to royalty rates for natural gas, crude oil, and oil sands production. Under the ARF, royalties payable vary according to commodity prices and the productivity of wells. Initial changes to the Alberta royalty regime under the ARF included the implementation of a sliding scale for oil sands royalties ranging from 1% to 9% on a gross revenue basis pre-payout and 25% to 40% on a net revenue basis post-payout, depending on benchmark crude oil pricing.

During 2010, the Government of Alberta modified the crude oil and natural gas royalty rates. These changes included:


Effective May 1, 2010, an extension of the period subject to the 5% maximum royalty rate for CBM and shale gas wells to the first 36 months after start of production, subject to volume limits of 750 MMcfe for CBM and no volume limits for shale gas.


Effective May 1, 2010, an extension of the period subject to the 5% maximum royalty rate for horizontal natural gas and crude oil wells. The period for horizontal natural gas wells is extended to the first 18 months after start of production, and volumes of 500 MMcfe.  Limits on production months and volumes for crude oil will be set according to the measured depth of the wells.


Effective January 1, 2011, a reduction in the maximum royalty rate to 5% on new natural gas and crude oil wells for the first 12 months after the start of production, subject to volume limits of 500 MMcfe and 50,000 BOE respectively.


Effective January 1, 2011, a reduction in the maximum royalty rate for crude oil from 50% to 40% and a reduction in the maximum royalty rate for conventional and unconventional natural gas from 50% to 36%.

Modifications were also made to the natural gas deep drilling program, including changes to depth requirements. The Government of Alberta also announced changes to the price components of oil and gas royalty formulas to reduce the royalty rate at prices higher than $85.00 per bbl and $5.25 per GJ respectively.

During 2007, the Canadian federal government enacted income tax rate changes which decreased the federal corporate income tax rate over a five year period.  The federal income tax rate in 2012 was 15%.

During 2011, the Canadian federal government enacted legislation to implement several taxation changes. These changes include a requirement that, beginning in 2012, partnership income must be included in the taxable income of each corporate partner based on the tax year of the partner, rather than the fiscal year of the partnership.  The legislation includes a five year transition provision and has no impact on net earnings.

In addition to government royalties, the Company is subject to federal and provincial income taxes in Canada at a combined rate of approximately 25.1% after allowable deductions for 2012.

Further Effects of Existing or Probable Governmental Regulations on the Business

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

Principal Products or Services and Their Markets:

Our principal products are intended to be petroleum and natural gas and any related saleable by-products.  Our initial market will be the Province of Alberta.  We currently do not have any oil and gas production or products.

Distribution Methods of the Products or Services:

Once we have oil and gas production, we will rely on the operator of our oil and gas wells to distribute any oil and gas and saleable by-products.  We do not know at this time whether we will be the operator of the oil and gas assets we may acquire, but we do anticipate that we may undertake operations on some of the oil and gas assets.

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

Smaller Reporting Company

We are currently subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

Employees

We presently have no employees.  We hire consultants as required and rely on present management, being our directors and officers, to direct our business.  As we grow through acquisitions we will require employees with significant expertise in the oil and gas industry who will manage our operations and we may require accounting and administrative staff to manage revenues and expenditures, in addition to the consultants we currently engage to undertake this work.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.  Should we find an oil and gas property or properties of merit which would require an operator and we determine to undertake the role of operator, we would need to hire additional staff for operations.

ITEM 1A.     RISK FACTORS

The following risks and uncertainties, along with other information contained in this Form 10-K, should be carefully considered by anyone considering an investment in our securities. The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

RISKS RELATED TO OUR BUSINESS

Our financial condition raises substantial doubt about our ability to continue as a going concern.

During the period from our inception of June 9, 2008 to our year end at June 30, 2013, we have an accumulated deficit of $714,611. Our auditors have issued a going concern opinion indicating that our operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

We lack an operating history in our current business plan, which makes it difficult to evaluate whether we will be able to continue our operations or ever be profitable.

In June, 2008, we began our current business plan of acquiring, exploring and developing oil and gas assets. Our short operating history has consisted of preliminary acquisition and exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history to evaluate our future success or failure.

Because we are an exploration stage company, we currently have no significant operations, and our future operations are subject to substantial risks, we may be unsuccessful in conducting our operations.

We are an early stage oil exploration company and have not commenced oil production. We will be unable to generate revenues or make profits, unless we actually commence significant production.

We are subject to substantial regulation of our business, including requirements to obtain numerous licenses and permits in the operation of our business; if we are denied needed government licenses and permits or otherwise fail to comply with federal and state requirements, we may be subject to increased compliance costs and fines or penalties.

Our operations are subject to various types of regulation at federal, state, provincial, territorial and local levels. These types of regulations may include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most provinces, states, territories and some municipalities in which we operate also regulate one or more of the following:

•	the location of wells;
•	the method of drilling and casing wells;
•	the surface use and restoration of properties upon which wells are drilled;
•	the plugging and abandoning of wells; and
•	notice to surface owners and other third parties.

Our future exploration activities will require licenses, permits, or compliance with other state and federal requirements, including:

•	Acquiring permits before commencing drilling;
•	Restricting substances that can be released into the environment with drilling and production activities;
•	Limiting or prohibiting drilling activities on protected areas such as wetlands or wilderness areas;
•	Requiring that reclamation measures be taken to prevent pollution from former operations;
•	Requiring remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater; and
•	Requiring remedial measures to be taken with respect to property designated as a contaminated site.

Additionally, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Although we maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time, we have not obtained coverage for the full potential liability of environmental damages since we do not believe that we can obtain insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs. Delays or failures to acquire required licenses or permits or successfully comply with the pertinent federal and state regulations will negatively impact our operations.

Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

The successful implementation of our plan of operations is subject to risks inherent in the oil and gas business.

Our oil and gas operations are subject to the economic risks associated with exploration, development and production activities, including substantial expenditures to locate and acquire properties and to drill exploratory wells. Additionally, the cost and timing of drilling, completing and operating wells may be uncertain. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be delayed or unsuccessful, and may result in the total loss of our investment in a particular property. The technology required to economically produce this prospect is not well developed at this time, and thus additional time, costs may be incurred to fully develop the technology to an economic stage.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by factors outside of our control.

We are an early stage oil exploration company and have not commenced significant oil production. We will be unable to generate revenues or make profits, unless we actually commence significant oil production. Drilling, exploring and producing oil and gas involves various substantial risks beyond our control, including:

•	unproductive wells;
•	productive wells that are unable to produce oil or gas in economically feasible quantities;
•
hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions that may substantially delay or prevent completion of any well;

•	adverse weather conditions hindering drilling operations;
•	a productive well becoming uneconomic due to pressure depletion, water encroachment, mechanical difficulties, or other factors, which impair or prevent the production of oil and/or gas from the well;
•	operations being adversely affected by the proximity and capacity of oil and gas pipelines and processing equipment;
•	market fluctuations of taxes, royalties, land tenure; and
•	allowable production and environmental protection.

Government and Environmental Regulation

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that may result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

We rely upon third parties in our business which could adversely affect our business.

We rely upon third parties, including: (a) those that assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services; (b) the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner; and (c) owners and operators of oil drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may be unable to execute our operational plan.

Market fluctuations in the prices of oil & gas could adversely affect our business.

Prices for oil and natural gas tend to fluctuate significantly in response to factors beyond our control, including:

•	actions of the Organization of Petroleum Exporting Countries and its production constraints;
•	United States and global economic environment;
•	weather conditions;
•	availability of alternate fuel sources;
•	transportation interruption;
•	the impact of drilling levels on crude oil and natural gas supply; and
•	the environmental and access issues that could limit future drilling activities industry wide.

Additionally, changes in commodity prices affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in charges to earnings due to impairment. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture, and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions, development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Oil and Natural Gas Properties

We believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry and specific to the jurisdiction that the properties reside.

Although title to these properties is subject to encumbrances, in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry; we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In some cases, lands over which leases have been obtained may be subject to prior liens that have not been subordinated to the leases. In addition, we believe we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects.

Our President devotes less than full time to our business, which may negatively impact our operations.

Guido Hilekes, our President, does not devote a set of amount of time to our business and devotes some of his time to other business activities. Because our President may be unable to devote the time necessary to our business, we may be unsuccessful in implementing our operational plan.

The services of our President~~,~~ Chairman of the Board and other Board Members are essential to the success of our business; the loss of any of these personnel will adversely affect our business.

Our business depends upon the continued involvement of our Chairman of the Board, and other board members. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

Certain of our officers and directors and advisors may be conflicted due to their positions with other companies with which we share related management or directorship.

Our President and Director, Mr. Guido Hilekes is a member of the Board of Directors of  both North Star and  our controlling stockholder, Zentrum, and Feliciano Tighe, our Secretary and a member of our Board of Directors is an administrative consultant to North Star.  The CEO of North Star is an advisor to Zentrum, and Zentrum provides financing for both our Company and NorthStar.   Therefore conflicts may arise in the provision of management and directorship to the Company.   While our officers and directors have advised they will act in the best interests of the Company and abstain from voting when conflicts arise, we cannot say for certainty this will occur and decisions made could impact unfavorably on our intended operations.

Capital markets are highly competitive in the sector of the industry within which we intend to operate.

In Canada particularly, and we anticipate therefore internationally, the capital for start-up thermal projects is highly competitive and very limited.  Hence, capital may not be readily available to us if and when required which may mean that we will be unable to effect our business plan or a timely basis or at all until funding becomes available.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting.  The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our -operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our Offices:

Our executive staff offices from corporate offices at Hochwachtstrasse 4, Steinhausen, CH 6312 which are our principal offices.  The offices are provided by our controlling shareholder, Zentrum Energie Trust A.G. free of charge. Our telephone number is (41) 79- 237-6218.

Oil and Gas Properties

GLOSSARY OF TERMS

Terms used to describe our interests

“Developed acreage” means acreage which consists of leased acres spaced or assignable to productive wells.

“Development well” is a well drilled within the proved area of an oil or gas reservoir to the depth or stratigraphic horizon (rock layer or formation) noted to be productive for the purpose of extracting reserves.

“Dry hole” is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion.

“Exploratory well” is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be producing in another reservoir, or to extend a known reservoir.

“Gross acres” are the number of acres in which we own a working interest.

 “Net acres” are the sum of fractional ownership working interests in gross acres (e.g., a 50% working interest in a lease covering 320 gross acres is equivalent to 160 net acres).

“Net well” is the sum of fractional ownership working interests in gross wells.

“PIIP” means petroleum initially in place.

“Productive well” is an exploratory or a development well that is not a dry hole.

“Undeveloped acreage” means those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

Our Properties

We do not currently have title to any oil and gas properties, however, we hold an interest in an oil and gas company that holds oil and gas leases and we have a mineral rights agreement to acquire certain oil and gas leases as detailed below.

CEC North Star Properties

Land

We are a 33% shareholder in North Star.   North Star has 73 sections  of 46,720 acres of oil sands leases in the Manning area of northwestern Alberta.

The following map depicts the CEC lands:

Table of Mineral Rights Held

Lease Number	Sections	Range	Township	Meridian	Area (Sections)
7411040291	1-36	091	22	W5M	36
7411070001	13, 24-26, 34, 35	091	23	W5M	6
7411070002	15, 22, 27, 28, 32, 33	091	23	W5M	6
7411070003	36	091	23	W5M	1
7411070003	1, 2, 11, 12	092	23	W5M	4
7411070004	3-5, 8-10	092	23	W5M	6
7408100382	14, 23	091	23	W5M	2
7413010015	6, 7, 18	091	21	W5M	3
7413010015	19, 30, 31	091	21	W5M	2
0513010153	12	091	21	W5M	1
	20, 21, 29, 31	091	21	W5M	4
	6, 7	092	21	W5M	2
				Total Area	73 Sec

Reserves Reported to Other Agencies

We do not currently have any proved net oil or gas reserves.

Production

We do not currently have any oil and gas production.

Productive Wells and Acreage

We do not currently have any oil or gas productive wells or developed acreage.

Undeveloped Acreage

North Star has 73 sections  of 46,720 acres of oil sands leases in the Manning area of northwestern Alberta.

Geology

Bluesky / Gething

Multiple stages of channel development (incised valley deposits), similar to productive Peace River channel sandstones to the south are believed to occur to the southeast of Manning. Seismic is required to delineate channel thickness and heavy oil prospectively. Evaluation of drilled wells in the area indicates that porosity ranges up to 30% and that heavy oil saturation occurs. The sandstones are very fine (marine) to medium grained (estuarine to fluvial), salt and pepper (i.e., quartz and chert composition) and variably glauconitic.

Elkton & Debolt

The Elkton Debolt combined carbonates are thick (up to 35m), slightly dolomitic limestone (wackestones-packstones) with variable oil saturation. Observed porosity ranges up to 24%. The geology is somewhat similar to the erosional edge play, except they are further down dip and thicker. Fluid saturations vary throughout and permeability may be slightly lower.

The Erosional Edge

The Erosional Edge on the Elkton Debolt Members includes dolomitic, highly oil saturated limestone (packstones to mudstone) that were deposited in a shoaling upward carbonate environment. Both porosity and permeability have been enhanced near the formations’ erosional edges. Thickness ranges from approximately 6-20 meters, and porosity values are up to 28%. These reservoir rocks are relatively homogeneous compared to the karsted Devonian Grosmont Formation.

The primary target, the Elkton Erosional Edge is a shallow (460 m) Mississippian-aged, high porosity, medium permeability, oil-saturated limestone. The simple erosional edge geological model has demonstrated the trapping of significant heavy oil reserves based on well log and core data.

Drilling Activities

As of the date of this filing, CEC has commenced the drilling of its first primary production well 9-4-92-23-W5 on the Elkton erosional edge. The Elkton well was successfully spudded at 16:00 October 9, 2013 MST time. Drilling has commenced and will continue on the vertical leg targeting total depth of 480 meters.  The complete Elkton pay zone will be cored with the core samples sent from the site to AGAT Labs. Post Coring and testing the horizontal leg will be kicked off.

Present and Planned Activities

CEC has commenced the drilling of its first primary production well on the Elkton Erosional Edge project as detailed above.    The proposed activity plan for the next twelve months will evolve from the initial well which is currently being drilled.  After results are known in November North Star intends to enter into an equity project financing which will provide the required funding for the balance of drilling of the Elkton prospect.  The overall Elkton schedule envisages first oil sales beginning in January 2014 with 5 horizontal production wells with progressive cavity pumps drilled from a pad located. Rental tanks and associated equipment will be used until the Central Processing Facility is built. Successive 5 well pads with individual vertical wells and pumps and a 1,200 meter long on160 meter spacing will be drilled and brought on production until Group 1 is fully developed.  Group 2 is intended to be developed with single vertical wells with single pump with each 5– 1,200 meter long horizontal legs on 160 meter spacing. Upon the completion of Group 2 and the initial project funding payout, an infill drilling program will be initiated to back fill the 160 meter spacing to bring the average well spacing down to 80 meters to maximize overall recovery rate. Groups 3, 4 and 5 will be drilled all at 80 meter spacing to start and will use a combination of 5-10 horizontal wells per each vertical well to fully exploit the reservoir.

The 160 meter spacing provides for higher initial production in the first 2-3 years, however over the longer term the 80 meter tighter spacing provides for more oil recovered under primary recovery over the duration of the project.
We have projected that peak production at 18,000 bbl/d after 60 months and 66 mmbbls recoverable within 25 yrs on a recovery factor of 8%.   Group 1 wells will be drilled and brought on production as expeditiously as possible using rental surface equipment such as tanks and separators.  The NorthStar business plan targets 5 wells every 3 months for the first year. Oil will be trucked to sales points as well as produced water trucked to 3rd party processors. A 3000 bbl/d facility will be constructed starting after 4 months and a disposal well drilled to enable processing of all produced water and maximize oil quality being trucked.  After the facilities have been built and production and cash flow justify – drilling activity is accelerated to the point of 5 wells per month until Group 1 and Group 2 are fully drilled up, when activity then increases to levels dependent on available equipment.

Delivery Commitments

We do not currently have any delivery commitments.

Trout Lake Property:

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement to acquire the Mineral Rights known as the Trout Properties.  The Trout Properties consists of 4 contiguous sections of P&NG leases, a ( 40 API) Keg River formation.

Reserves Reported to Other Agencies

We do not currently have any proved net oil or gas reserves.

Production

We do not currently have any oil and gas production.

Productive Wells and Acreage

We do not currently have any oil or gas productive wells or developed acreage.

Undeveloped Acreage

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown Oil Sands Development Lease No. 7408100382 Expiry: July, 2017

Drilling Activities

There has been no drilling activity undertaken on these leases.

Present Activities

The Company is currently evaluating the prospect.  It is required under its agreement to commence the drilling of the first exploration well on or before December 31, 2013 to Contract Depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property.  Anticipated costs to drill this well are $1,500,000.

Delivery Commitments

We do not currently have any delivery commitments.

ITEM 3.        LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “OCTX”.   Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended June 30, 2013 and June 30, 2012.

Year 2013	High ($)	Low ($)
4th Quarter ended 6/30/2013	10.33	3.60
3rd Quarter ended 3/31/2013	6.85	3.20
2nd Quarter ended 12/31/2012	3.50	0.0001
1st Quarter ended 9/30/2012	3.00	0.0001
Year 2011	High ($)	Low ($)
4th Quarter ended 6/30/2012	0.0001	0.0001
3rd Quarter ended 3/31/2012	10.00	0.0001
2nd Quarter ended 12/31/2011	10.00	0.15
1st Quarter ended 9/30/2011	10.00	0.05

This information as provided above for the fiscal years ended June 30, 2013 and 2012 is from data on OTC Markets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of October 11, 2013, there were fifty-seven (57) holders of record of shares of our common stock (which number does not include the number of  stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Transfer Agent

The transfer agent for the common stock is Holladay Stock Transfer Inc. The transfer agent’s address is 2939 North 67th Place, Scottsdale, Arizona 85251, and its telephone number is (480) 481-3940.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity

As of our fiscal year ended June 30, 2013, our cash balance was $108,593 and our liabilities totaled $150,113 as compared to cash of $355 and liabilities of $38,690 as at our fiscal year end, June 30, 2012.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.  Our cash position has improved due to the fact that we have commenced operations and we have arranged by way of a financing agreement with Zentrum Energie Trust AG to raise up to CAD$2,500,000 (US$2,507,800) by way of equity or debt, with the first draw down of CAD$500,000 being an equity draw down.

During the fiscal year ended June 30, 2013, Zentrum provided $122,978 to the Company under the financing agreement.  Subsequent to the period covered by this report Zentrum provided $500,000 to North Star for drilling operations under this agreement.  The $500,000 will be booked as a loan to North Star from the Company.  An amount of $500,000 in total of the Zentrum funding will be by way of equity to Octagon and the remaining balance of funds advanced will be debt as per the agreement.  We have approximately $1,900,000 in funding remaining available under the credit facility.  The Company has a requirement to expend $1,500,000 on its Trout Lake property to earn its interest prior to December 31, 2013, unless the agreement is extended.

There are no assurances funds will be available when needed.   We do not have a requirement to provide funding to North Star so all remaining funds under the equity line should be sufficient for operations of the Company over the next twelve months.    There can be no assurance that additional financing under the credit line will be available to us when needed or whether other funding will be available, and , if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of June 30, 2013, we had total assets of $61,198,235, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy  Ltd., valued at $61,089,642, as  compared to total assets of $355 comprising solely cash, on June 30, 2012.  As of June 30, 2013, our total liabilities increased to $150,113 from $38,690 as of June 30, 2012 as we increased operations.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

Results of Operations

During the fiscal years ended June 30, 2013 and 2012, we earned no revenues from operations.

For the fiscal years ended June 30, 2013 and 2012, we incurred a net loss from operations of $38,658 and $32,501, respectively.  There were no substantive changes to any expense categories for the fiscal year ends to report.

During the fiscal year ended June 30, 2013, we incurred other losses from equity investments of $533,358 as a result of the investments in the CEC North Energy Ltd. with no comparable loss for the fiscal year ended June 30, 2012.

Period from Inception (June 9, 2008) to June 30, 2013

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $714,611. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

Plan of Operation and Capital Requirements

Our overall plan is to undertake exploration and exploitation activities on our projects which are determined to be the most expedient route to generate cash flow.   Our initial plan is, through North Star,  to drill and develop the Elton Erosional Edge project described above under properties.  The overall Elkton schedule envisages first oil sales beginning in January 2014 with 5 horizontal production wells.  While we have made a recent loan of $500,000 to North Star, which funds were drawn down under the credit facility provided by Zentrum, we have no requirement to fund the operations of North Star.  We hope to generate revenues through North Star with their planned operations, however there is no obligation for North Star to provide us with any revenues derived from operations.  We have a capital requirement of $1,500,000 to be funded for the drilling of the first well on the Trout Lake property which we should be able to fund under the Zentrum credit facility.   With the Zentrum credit facility in place we believe that we will have sufficient working capital to fund our ongoing operations for the next twelve months.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
REPORT AND FINANCIAL STATEMENTS
June 30, 2013

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Octagon 88 Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Octagon 88 Resources, Inc. (“the Company”) as of June 30, 2013 and 2012, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period June 9, 2008 (inception) through June 30, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Octagon 88 Resources, Inc., as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the period June 9, 2008 (inception) through June 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO
October 18, 2013

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
 Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$108,593	$355
Total current assets	108,593	355

Long-term investments accounted for under the equity method (Note 3)	61,089,642	-
Total assets	$61,198,235	$355

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$7,968	$2,749
Accounts payable – related parties	-	35,941
Advances from shareholders	19,167	-
Investor deposit	122,978	-
Total current liabilities	150,113	38,690

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
26,545,473 and 39,142,000 shares issued and outstanding as at June 30, 2013 and June 30, 2012 respectively	2,655	3,914
Capital in excess of par value	61,760,078	100,346
(Deficit) accumulated during the exploration stage	(714,611)	(142,595)
Total stockholders' deficit	61,048,122	(38,355)
Total liabilities and stockholders' deficit	$61,198,235	$355

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC. (An Exploration Stage Enterprise) Consolidated Statements of Operations
			Cumulative From Inception (June 9, 2008,)
	Fiscal Year Ended		Through
	June 30,		June 30,
	2013	2012	2013

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	13,200
Professional fees	36,819	31,446	140,441
Loss on undeveloped , unproven properties	-	-	15,000
Other general and administrative expenses	1,839	1,055	12,612
Total operating expenses	38,658	32,501	181,253
(Loss) from operations	(38,658)	(32,501)	(181,253)

Other income (expense):
Gain (losses) equity investments, net	(533,358)	-	(533,358)
(Loss) before taxes	(572,016)	(32,501)	(714,611)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(572,016)	$(32,501)	$(714,611)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	31,573,721	39,142,000

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Stockholders’ Deficit

				(Deficit)
				Accumulated
	Common Stock,		Additional	During the
	$0.0001 Par Value		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856	-	15,060
Net (loss)	-	-	-	(927)	(927)
Balance, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340	-	66,000
Less, Applicable expenses	-	-	(15,000)	-	(15,000)
Services contributed by officers	-	-	10,500	-	10,500
Net (loss)	-	-	-	(30,475)	(30,475)
Balance, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers	-	-	2,700	-	2,700
Net (loss)	-	-	-	(45,483)	(45,483)
Balance, June 30, 2010	38,642,000	3,864	75,396	(76,885)	2,375

Shares issued for cash	500,000	50	24,950	-	25,000
Net (loss)	-	-	-	(33,209)	(33,209)
Balance June 30, 2011	39,142,000	3,914	100,346	(110,094)	(5,834)

Net (loss)	-	-	-	(32,501)	(32,501)
Balance, June 30, 2012	39,142,000	3,914	100,346	(142,595)	(38,335)

Shares issued for debt settlement	35,473	4	35,469	-	35,473
Shares cancellation	(31,942,000)	(3,194)	3,194	-	-
Shares issued for Mineral Rights Agreement	14,000,000	1,400	44,098,600	-	44,100,000
Shares issued for Investment in CEC North Star Energy Ltd	5,310,000	531	17,522,469	-	17,523,000
Net (loss)	-	-	-	(572,016)	(572,016)
Balance, June 30, 2013	26,545,473	$2,655	$61,760,078	$(714,611)	$61,048,122

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flow

	Fiscal Year ended June 30, 2013	Fiscal Year ended June 30, 2012	Cumulative, From Inception, (June 9, 2008) Through June 30, 2013

Cash flows from operating activities:
Net (loss)	$(572,016)	$(32,501)	$(714,611)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Share of (loss) of equity accounted investees	533,358	-	533,358
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Accounts payable, trade	4,665	5,355	13,882
Accounts payable, related parties	(5,913)	26,977	23,560
Net cash used in operating activities	(39,906)	(169)	(115,611)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Advances from shareholders	19,167	-	19,167
Advances from third party	6,000	-	6,000
Investor deposit	122,978	-	122,978
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	148,145	-	239,205
Net cash flows	108,239	(169)	108,594

Cash and equivalent, beginning of period	355	524	-
Cash and equivalent, end of period	$108,594	$355	$108,594

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares (note 5)	$35,473	$-	$35,473
Shares issued to acquire interest North Star (note 3)	61,623,000	-	61,623,000
Total Non-Cash Transactions	$61,658,473	$-	61,658,473

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

The Company incorporated Octagon 88 Resources (Schweiz) AG on May 8, 2013, in the country of Switzerland as a wholly-owned subsidiary.

We are a natural resource exploration stage company in the business of acquiring, exploring, and developing natural resource assets.    We have a mineral rights agreement over certain oil and gas leases whereby we have the right to earn an interest by undertaking exploration on the leases.   We also hold, by way of a share ownership, an interest in CEC North Star Energy Ltd.(NorthStar), a company with oil and gas operations. NorthStar, Zentrum Energie Trust AG (“Zentrum”), who is our controlling stockholder, and our Company have a common director, Mr. Hilekes.  The CEO of NorthStar is an advisor to Zentrum, who is also the financing partner for both NorthStar and our Company.   Our Secretary and a member of our board of directors is also an advisor to Zentrum.

We are currently negotiating funding for operations and we are assisting in sourcing funding for the oil and gas company in which we hold an interest.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary, Octagon 88 Resources (Schweiz) AG.  All material intercompany balances and transactions have been eliminated in consolidation.

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

 OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Fair value of financial instruments and derivative financial instruments (continued)

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement

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

c.	Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory wells\, and successful exploratory-type stratigraphic wells are capitalized.

d.	Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.

e.	Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the fiscal year ended June 30, 2013 and 2012.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Federal income taxes (continued) -We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We are not currently under examination by the Internal Revenue Service or any other jurisdiction. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At June 30, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 2 – Going concern:

As at June 30, 2013, we hold a Mineral Rights Agreement (see note 4) which gives us the rights to certain oil and gas exploration leases and we are an active investor in an operating oil and gas company by virtue of our shared board member and management team. .  We continue to seek other oil and gas acquisitions that we can operate. While we have acquired an interest in certain mineral properties (Note 4)  we expect to incur exploration stage operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until we have raised sufficient funding for operations.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility.  We have drawn limited funds as yet on the first tranche of $500,000 (Note 5), which amount will be converted to shares of our common stock once fully utilized.   There can be no assurance that funds will be available from the credit facility if and when needed.

From inception through June 30, 2013, we have incurred operating losses of approximately $714,611, of which approximately $115,611 represents actual cash losses. At June 30, 2013, our cash on hand was $108,593.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Investment in CEC North Star Energy Ltd.:

On October 15, 2012, we entered into a share purchase agreement with Zentrum Energie Trust AG (“Zentrum”) (the “Share Purchase Agreement”), which closed on December 24, 2012 whereby we acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) from Zentrum, representing approximately 22% of the issued and outstanding shares of North Star.  Our President and Director, Mr. Guido Hilekes is also a member of the Board of Directors of  both North Star and  our controlling stockholder, Zentrum, and Feliciano Tighe, our Secretary and a member of our Board of Directors is an administrative consultant to North Star.  The CEO of North Star is an advisor to Zentrum, and Zentrum provides financing for both our Company and NorthStar.

Pursuant to the requirements for closing, on December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum based on the market price of our stock on the date of issue at $3.15 per share, for a total investment cost of $44,100,000.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

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

On January 24, 2013, the Company entered into a further share purchase agreement with three independent shareholders of North Star whereby the Company acquired 1,410,000 common shares in the capital stock of North Star (the “Share Purchase Agreement”). Under the terms of the Share Purchase Agreement, the Company issued a total of 5,310,000 shares of the Company’s common stock at a deemed price of $3.30 per share, which was the lowest bid price of the Company’s stock on the date of issuance, for a total investment cost of $17,523,000 in exchange for the 1,410,000 common shares of North Star.

The Company currently holds 32% of the shares of North Star after this acquisition. We account for this investment applying the Equity Method (APB No. 18).

	June 30, 2013	June 30, 2012
Investment in North Star	$61,089,642	$-

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012	$-
Contributions:
Issue 14,000,000 restricted shares of the Company at market value	44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(533,358)
Balance as of June 30, 2013	$61,089,642

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 4 – Mineral rights agreement (continued)

The Mineral Rights Agreement contains the following terms, amongst others:

•	An 8% Royalty of Gross Monthly Production to be paid to Zentrum;
•
On or before December 31, 2013, the Company shall have drilled a minimum of one (1) Exploration Well to Contract Depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property;

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

The Company has received a preliminary budget for the drilling of the initial exploration well on the Trout property with costs estimated to be $1,500,000 Canadian dollars (USD $1,504,920), plus or minus 20 percent for seasonal adjustments including weather, rig and crew availability.  We anticipate making a drawdown of funds under the financing agreement as more particularly described in Note 5 below in order to finance costs associated with this initial well.

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

Further funds may be by way of debt or equity. Any funds drawn down as debt under the credit facility will have a first security charge on the investments acquired with such funds.  At June 30, 2013 all funds obtained under the terms of this agreement have been allocated to the initial $500,000 CAD tranche discussed above which, upon funded in full, will be converted to equity.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 5 – Financing agreement (continued)

During the fiscal year ended June 30, 2013, Zentrum provided $122,978 to the Company under the financing agreement. We have recorded the initial draw down of funds as investor deposits on the Company’s balance sheets until such time as the first tranche, less any commission payable, is fully funded.

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

On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the Corporation.  On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company, and also provides consulting services to NorthStar.  On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company. Mr. Guido Hilekes, our President and a Director is also a member of the board of directors of both NorthStar and Zentrum, our controlling shareholder.

Zentrum has provided a line of credit to the Company (Note 5) and has also provided financing to CEC North Star Energy Ltd. by way of a $1,500,000 (CAD)  convertible debenture.  Zentrum is also a minority shareholder of CEC North Star Energy Ltd. and the controlling shareholder of our Company.  The CEO of NorthStar is also an advisor to  Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

Note 7 – Advances:

During the period ended June 30, 2013, the Company received $19,167 from  shareholders of the Company for ongoing working capital obligations.  The advances are on demand and bear no interest.

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

As of June 30, 2013, there were a total of 26,545,473 shares issued and outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

The provision (benefit) for income taxes for the years ended June 30, 2013 and 212 by applying the statutory income tax rate of 34% was as follows:

	June 30, 2013	June 30, 2012
Deferred tax asset:
Operating loss carryforwards	$238,421	$43,935
Valuation allowance	(238,421)	(43,935)
Net deferred tax asset	$-	$-

During fiscal year ended June 30, 2013 and 2012, the valuation allowance increased by $194,485 and $11,050, respectively, principally due to the operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2013	2012
Income tax (benefit) at statutory rate (34%)	$(194,485)	$(11,050)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	-	-
Change in valuation allowance	194,485	11,050
Net benefit (expenses) from income taxes	$-	$-

As at June 30, 2013, the Company had estimated non-capital losses for tax purposes of $129,223, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	927
2029	19,975
2030	42,611
2031	33,209
2032	32,501
2033	572,016
$701,239

The tax returns for the years from inception to fiscal year ended June 30, 2013 are subject to examination by the Internal Revenue Service.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 10 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 11 – Subsequent events:

On July 1, 2013, Mr. Richard O. Ebner was appointed a Director of the Company.

On September 30, 2013, the Company provided US$500,000 to NorthStar by way of the Zentrum credit facility. The funds will be a shareholder loan to NorthStar from the Company.   The advance of these funds has fulfilled the initial requirement for Zentrum to fund an equity placement of $500,000 CAD under the terms of the Financing Agreement (ref Note 5).  Upon conclusion of certain required documentation, the $500,000 CAD will be converted to shares of the Company. .  Zentrum has advanced an additional amount totaling approximately $50,000 as a drawn down on the credit facility to various vendors for services provided subsequent to year end,  so that there is presently a total of approximately $672,978 recorded as Investor Deposits.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended June 30, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2013:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of filing this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Guido Hilekes	44	President, Chief Executive Officer and Director
Bryan Leonard Cook	58	Chief Financial Officer and Treasurer
Feliciano Tighe	20	Secretary and Director
Dr. Peter Beck	54	Director
Mr. Richard O. Ebner	47	Director

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

Guido Hilekes – President, Chief Executive Officer and Member of the Board of Directors

Mr. Hilekes has been our President and a member of the Board of Directors since January 29, 2013.  Mr.  Hilekes was appointed to our board of directors and as President on  has been a long term private equity advisor to several start-up companies. Currently, Mr. Hilekes sits on the Boards of Directors of various Swiss equity financed companies. He holds an MBA in International Business Studies from Thunderbird, School of Global Management in Arizona.

Mr. Hilekes is a Director of Zentrum Energie Trust AG, his performance enables portfolio companies to invest in long-term growth, innovation, buy-outs or start-ups. For innovative start-ups Zentrum provides venture capital (equity investment).As a director of Zentrum Energie Trust AG a Zug based private equity fund that has accumulated substantial oil and gas assets through acquisition and financing of projects over the last five years.

Bryan Leonard Cook – Treasurer and Chief Financial Officer

Mr. Cook was appointed Chief Financial Officer of the Company on October 12, 2012.  Bryan Cook is the Chairman and founder of London Capital Private Equity Ltd. (“LCA”) since 1990 when he founded the company. LCA is a global financial support group, devoted to providing clients around the world with a range of services, catered towards cross-border transactions and access to markets overseas.  Its head office is located in London with an operational office in Switzerland and branches in Australia, China, Hong Kong, India, South Korea and Malaysia.

Mr. Cook has closely advised on the corporate and operational structure of many listed and unlisted companies. His early career was involved in both public service and major US and UK corporations in the accounting and treasury area. After which he has been primarily involved in company reconstruction and development cross borders. He is responsible for the development of LCA Globally. (www.londoncapital.biz). He is also Chairman of both the listed ABIL Holdings Ltd. (www.abilholdings.com) and the Investment company Sejong Investments PLC (www. sejonginvestments.com). In addition to a variety of other projects, he has been involved in AIM, Plus, NASDAQ and more than 13 Frankfurt Exchange Company listings.

Mr. Cook been instrumental in organizing fundraising efforts in Europe, Hong Kong, Saudi Arabia and Dubai. He has been responsible for Projects that have raised in excess of $AUD300 million over the last 2 decades.  He has more than 30 years of diverse international cross border experience in structuring and designing investments, fund raising, accounting, project development and project management, and has an extensive background in finance and corporations. His experience ranges from large enterprises to small enterprises and start-ups, and includes both publicly-traded and venture-funded organizations. This diverse cross border experience includes extensive overseas postings.

In addition to a variety of other projects, he has been involved in AIM, Plus, NASDAQ and Frankfurt Market listings. Prior to 1990, Bryan also served as Finance Director and Company Secretary for Australia Gilt Securities, as President of European Operations for Autocure Ltd, and as Commercial Director for Europac, a subsidiary of a Fortune 500 Company. He was a chief accountant at Xerox Australia and a senior analyst at Esso Australia (Exxon).

He was educated at Australia's University of Technology Sydney and graduated in 1976,  Deakin University where he graduated in 1978.   Mr. Cook is a Certified Practising Accountant ("CPA") with a Master in Arts in Leading Innovation and Change from York St. John University in the UK wich he received in 2012.

He is currently an officer and director of ABIL Holdings Ltd., Sejong Investments PLC and Global-M Group PLC all of which are reporting issuers listed on the Frankfurt Stock Exchange First Quotation Board.

Feliciano Tighe - Secretary, Member of the Board of Directors

On August 16, 2012 Mr. Feliciano Tighe was appointed to the Board of Directors and  Chief Executive Officer, President, Secretary, Treasurer, and Chief Financial Officer.   He resigned as Treasurer and Chief Financial Officer on October 11, 2012 and as President on January 29, 2013.  He remains Secretary of the Company and a member of the board of directors.

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

Dr. Peter Beck – Member of the Board of Directors

Dr. Beck joined the board of directors of the Company on October 3, 2012.  Dr. Beck has been a practicing dentist with his own practice since 1995.    In 1985 he graduated from the Zuerich University and went on to receive his Doctor of Medicine Dentistry in 1988.

He is not currently an officer or director of any other reporting issuers.

Mr. Richard O. Ebner – Member of the Board of Directors

Mr. Ebner has been a member of our board of directors since July 1, 2013.  Mr. Ebner is currently a director and senior client adviser in private banking with The Dr. Blumer & Partner Group (“B&P”), one of Switzerland’s leading independent asset management companies. Dr. Blumer & Partners is a member of the Swiss Association of Asset Managers (SAAM).  Mr. Ebner joined B&P in January, 2012. Prior from August 2010 to March 2011, Mr. Ebner was senior client adviser in private banking with Basler Kantonalbank.   From January 2009 to July 2010, Mr. Ebner was a Vice President of Clariden Leu A.G. working as a senior client adviser in private banking, having left UBS AG where he was a director from July 2006 to December 2008. Since his graduation from the University of Fribourg in October 1998 with a master degree in business administration, Mr. Ebner has work in the financial industry and has a broad knowledge of the financial industry.  He will be a valuable addition to the Company’s Board of Directors bringing substantial financial experience.  Mr. Ebner speaks several languages including German, French, English, Turkish and Spanish.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2013, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Guido Hilekes	President, CEO, and Director	Late/1	n/a	n/a
Bryan Cook	CFO and Treasurer	Late/1	n/a	n/a
Richard Ebner	Director	Late/1	n/a	n/a
Zentrum Energie Trust AG	10% shareholder	Late/1	n/a	n/a

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

Audit Committee

The Board of Directors presently does not have an audit committee. The Board of Directors performs the same functions as an audit committee.  As the Company has recently appointed a further independent director, bringing the number of independent directors to two, the Company intends to review the possible formation of an audit committee.

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

Name and Principal Position	Fiscal Year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Guido Hilekes, President CEO January 29, 2012 to present	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bryan Cook, CFO from October 3, 2012 to present	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Felicano Tighe, CEO August 16, 2012 to January 29, 2013 CFO from August 16, 2012 to October 3, 2012	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Moufid Makhoul CEO, CFO from May 9, 2012 to August 16, 2012	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Moufid Makhoul President, CEO, CFO (PEO) from May 9, 2012 to August 16, 2012	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Philip Thomann, President, CEO, CFO to May 5, 2012	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

The Company does not currently have any stock option or stock award plans, therefore no stock options or stock awards were granted during the fiscal years ending June 30, 2013 or 2012.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.  The Company does not have any stock option plans.

Employment Agreements

As of the fiscal year ended June 30, 2013, we have not entered into any employment agreements with any of our Directors and Officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets, as of October 11, 2013, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1) (%)
Common	Zentrum Energie Trust A.G. Hochwachtstrasse 4 6312 Steinhausen, CH	14,000,000 shares held directly	52.74%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 11, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 26,545,473 shares of common stock outstanding as of October 11, 2013.

Security Ownership of Management

The following table sets forth information, as of October 11, 2013, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Guido Hilekes	-0-	0%
Common	Bryan Leonard Cook	-0-	0%
Common	Feliciano Tighe	-0-	0%
Common	Dr. Peter Beck	-0-	0%
Common	Richard Ebner	-0-	0%
Common	All Officers and Directors as a group	-0-	0%

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 11, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 26,545,473 shares of common stock outstanding as of October 11, 2013.

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

On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the Corporation.  On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company, and also provides consulting services to NorthStar.  On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company. Mr. Guido Hilekes, our President and a Director is also a member of the board of directors of both NorthStar and Zentrum, our controlling shareholder.

Zentrum has provided a line of credit to the Company (Note 5) and has also provided financing to CEC North Star Energy Ltd. by way of a $1,500,000 (CAD)  convertible debenture.  Zentrum is also a minority shareholder of CEC North Star Energy Ltd. and the controlling shareholder of our Company.  The CEO of NorthStar is also an advisor to  Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

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

Promoters and Certain Control Persons

None

Parents

None

Director independence

As of the date of this annual report we have two independent directors.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended June 30, 2013 and 2012, our auditors were Borgers & Cutler CPAs PC.

For the fiscal years ended June 30, 2013 and June 30, 2012 the Company has incurred the following fees:

Description	Year Ended June 30, 2013 $	Year Ended June 30, 2012 $
Audit fees	9,288	9,288
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	9,288	9,288

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

Subsidiaries:

The Company has one wholly owned subsidiary, Octagon 88 Resources (Schweiz) AG, a company incorporated pursuant to the laws of Switzerland.  All of our operations are undertaken by our Swiss subsidiary.

The Company also holds a 33% interest in CEC North Star Energy Ltd., an oil and gas company incorporated pursuant to the laws of the Province of Alberta, Canada.

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

OCTAGON 88 RESOURCES, INC.

Date:	October 18, 2013	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	Principal Executive Officer

Date:	October 18, 2013	By:	/s/ Bryan Cook
		Name:	Bryan Cook
		Title:	Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	October 18, 2013	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	President and Member of the Board of Directors

Date:	October 18, 2013	By:	/s/ Feliciano Tighe
		Name:	Feliciano Tighe
		Title:	Secretary and Member of the Board of Directors

Date:	October 18, 2013	By:	/s/ Dr. Peter Beck
		Name:	Dr. Peter Beck
		Title:	Member of the Board of Directors

Date:	October 18, 2013	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Member of the Board of Directors