Form 10-Q/A
period 2013-03-31
OCTAGON 88 RESOURCES, INC.
filed 2013-10-22
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

                This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Octagon 88 Resources Inc.  for the nine month period March 31, 2013 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on May 20, 2013.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Financing commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company Form 8K/A filed with the SEC on February 19, 2013
10.2	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company’s Form 8K/A filed with the SEC on February 19, 2013.-
10.3	Mineral Rights Agreement between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.4	Share Purchase Agreement between the Company and Various Vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
31.1	Section 302 Certification - Principal Executive Officer	Incorporated by reference to the report on Form 10-Q filed with the SEC on May 20, 2013.
31.2	Section 302 Certification - Principal Financial Officer	Incorporated by reference to the report on Form 10-Q filed with the SEC on May 20, 2013.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Incorporated by reference to the report on Form 10-Q filed with the SEC on May 20, 2013.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Incorporated by reference to the report on Form 10-Q filed with the SEC on May 20, 2013.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

*Filed herewith.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	October 21, 2013	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	President, Chief Executive Officer (Principal Executive Officer) Principal Accounting Officer and Director

Date:	October 21, 2013	By:	/s/ Bryan Cook
		Name:	Bryan Cook
		Title:	Chief Financial Officer (Principal Accounting Officer)