Form 10-K/A
period 2013-06-30
OCTAGON 88 RESOURCES, INC.
filed 2013-10-22
CIK 1444837

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

None

Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Octagon 88 Resources, Inc.  for the fiscal year ended June 30, 2013 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on October 18, 2013.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Financing commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company Form 8K/A filed with the SEC on February 19, 2013
10.2	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company’s Form 8K/A filed with the SEC on February 19, 2013.-
10.3	Mineral Rights Agreement between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.4	Share Purchase Agreement between the Company and Various Vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
31.1	Section 302 Certification - Principal Executive Officer	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on October 18, 2013
31.2	Section 302 Certification - Principal Financial Officer	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on October 18, 2013
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on October 18, 2013
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on October 18, 2013
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

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

OCTAGON 88 RESOURCES, INC.

Date:	October 21, 2013	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	Principal Executive Officer

Date:	October 21, 2013	By:	/s/ Bryan Cook
		Name:	Bryan Cook
		Title:	Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	October 21, 2013	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	President and Member of the Board of Directors

Date:	October 21, 2013	By:	/s/ Feliciano Tighe
		Name:	Feliciano Tighe
		Title:	Secretary and Member of the Board of Directors

Date:	October 21, 2013	By:	/s/ Dr. Peter Beck
		Name:	Dr. Peter Beck
		Title:	Member of the Board of Directors

Date:	October 21, 2013	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Member of the Board of Directors