Form 10-Q
period 2013-09-30
OCTAGON 88 RESOURCES, INC.
filed 2013-11-13
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

000-53560
(Commission File Number)

OCTAGON 88 RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hochwachtstrasse 4, Steinhausen, CH	6312
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,545,473 shares of common stock outstanding as of November 9, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

OCTAGON 88 RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on  October 18, 2013.

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended September 30, 2013 and September 30, 2012

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
ASSETS
Current assets:
Cash	$59,736	$108,593
Total current assets	59,736	108,593

Long-term investments accounted for under the equity method (Note 3)	60,986,051	61,089,642
Total assets	$61,045,787	$61,198,235

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$20,565	$7,968
Advances from shareholders	19,167	19,167
Investor deposits	167,876	122,978
Total current liabilities	207,608	150,113

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 400,000,000 authorized, 26,545,473 shares issued and outstanding as at September 30, 2013 and June 30, 2013, respectively	2,655	2,655
Capital in excess of par value	61,760,078	61,760,078
(Deficit) accumulated during the exploration stage	(924,554)	(714,611)
Total stockholders’ deficit	60,838,179	61,048,122
Total liabilities and stockholders’ deficit	$61,045,787	$61,198,235

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from Inception,
	Three Months	Three Months	(June 9, 2008)
	Ended September 30,	Ended September 30,	Through September 30,
	2013	2012	2013

Revenues	$-	$-	$-

General and administrative expenses:
Exploration expenses	29,066	-	29,066
Services contributed by officers	-	-	13,200
Professional fees	18,795	10,784	159,236
Investor relations fees	51,455	-	51,455
Loss on undeveloped, unproven properties	-	-	15,000
Other general and administrative expenses	7,036	158	19,648
Total operating expenses	106,352	10,942	287,605
(Loss) from operations	(106,352)	(10,942)	(287,605)

Other income (expense):
Gain (losses) equity investments, net	(103,591)	-	(636,949)
(Loss) before taxes	(209,943)	(10,942)	(924,554)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(209,943)	$(10,942)	$(924,554)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	26,545,473	39,155,110

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative,
	Three Months	Three Months	Inception, (June 9, 2008)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash flows from operating activities:	$(209,943)	$(10,942)	$(924,554)
Net (loss)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Share of (loss) of equity accounted investees	103,591	-	636,949
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Accounts payable, trade	12,597	5,540	26,479
Accounts payable, related parties	-	4,916	23,560
Net cash used in operating activities	(93,755)	(486)	(209,366)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Advances from stockholders	-	5,914	19,167
Advances from third party	-	-	6,000
Investor deposit	44,898	-	167,876
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-		(15,000)
Net cash flows from financing activities	44,898	5,914	284,103

Net cash flows	(48,857)	5,428	59,736
Cash and equivalent, beginning of period	108,593	355	-
Cash and equivalent, end of period	$59,736	$5,783	59,736

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares	$-	$35,473	$35,473
Shares issued to acquire interest North Star	-	-	61,623,000
Total Non-Cash Transactions	$-	$35,473	$61,658,473

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
September 30, 2013

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

Equity Investments – Our equity investments are included in other long-term assets. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee's activities are accounted for using the Equity Method (APB No. 18). Our current equity investments have been initially recorded at cost consisting of the market value of shares issued for the investment multiplied by the number of shares issued, as of the date of issue.

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the three month period ended September 30, 2013 and 2012.

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
September 30, 2013

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

Net income per share of common stock – We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At September 30, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 2 – Going concern:

As at September 30, 2013, we hold a Mineral Rights Agreement (see note 4) which gives us the rights to certain oil and gas exploration leases and we are an active investor in an operating oil and gas company by virtue of our shared board member and management team. .  We continue to seek other oil and gas acquisitions that we can operate. While we have acquired an interest in certain mineral properties (Note 4)  we expect to incur exploration stage operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until we have raised sufficient funding for operations.   We have entered into an agreement for funding of up to $2,500,000CDN ($2,424,430 USD) by way of an equity placement and a credit facility.  We have drawn limited funds as yet on the first tranche of $500,000 (Note 5), which amount will be converted to shares of our common stock once fully utilized.   There can be no assurance that funds will be available from the credit facility if and when needed.

From inception through September 30, 2013, we have incurred operating losses of approximately $924,554, of which approximately $209,366 represents actual cash losses. At September 30, 2013, our cash on hand was $59,736.

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
September 30, 2013

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

	September 30, 2013	June 30, 2013
Investment in North Star	$60,986,051	$61,089,642-

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012	$-
Contributions:
Issue 14,000,000 restricted shares of the Company at market value	44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(533,358)
Balance as of June 30, 2013	61,089,642
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(103,591)
Balance as of September 30, 2013	$60,986,051

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
September 30, 2013

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

During the three month period ended September 30, 2013, the Company expended $29,066 on the Trout property.

Note 5 – Financing agreement:

On October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum, whereby Zentrum will provide both debt and equity funds of up to CAD$2,500,000 (USD$2,424,430)  to the Company for investments in assets owned by private operating oil companies.

Under the terms of the Financing Agreement, the first draw is to be an equity placement into the Company by Zentrum of US$500,000 by way of the issuance of 200,000 units, each unit consisting of one share of common stock at US$2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of US$3.00 per share on or before October 3, 2013 and a three year warrant to purchase 200,000 shares of common stock at an exercise price of US$3.00 per share.  The second warrant will have an expiry date of 3 years after closing of the first draw under this agreement.

Further funds may be by way of debt or equity. Any funds drawn down as debt under the credit facility will have a first security charge on the investments acquired with such funds.  At September 30, 2013 all funds obtained under the terms of this agreement have been allocated to the initial US$500,000 tranche discussed above which, upon funded in full, will be converted to equity.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 5 – Financing agreement (continued)

Zentrum shall further have a first right of refusal on all financings for a period of two years from the execution of the formal agreement. The final agreement shall provide for registration rights. The formal agreements in regard to the initial letter agreement were to be prepared for execution, however as of September 30, 2013 they have not be prepared therefor the Company will rely on the terms of the letter agreement until such time as a formal agreement is finalized.

As of September 30, 2013, Zentrum provided $167,876 (June 30, 2013 - $122,978) to the Company under the financing agreement. We have recorded the initial draw down of funds as investor deposits on the Company’s balance sheets until such time as the first tranche, less any commission payable, is fully funded.

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

On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the Corporation.  On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company, and also provides consulting services to NorthStar.  On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company.  Mr. Guido Hilekes is also a member of the board of directors of both NorthStar and Zentrum, our controlling shareholder.

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

Note 7 – Advances:

As of September 30, 2013and June 30, 2013, total advances from shareholders of the Company were $19,167.  The advances are on demand and bear no interest.

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

As of September 30, 2013, there were a total of 26,545,473 shares issued and outstanding.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Operating loss carry-forwards generated during the period from June 9, 2008 (date of inception) through September 30, 2013 of approximately $911,182, will begin to expire in 2028.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $309,800 at September 30, 2013. For the three month periods ended September 30, 2013 and 2012, the valuation allowance increased by approximately $71,380 and $3,720, respectively.

The Company has no tax positions at September 30, 2013, or June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception to September 30, 2013 are subject to examination by the Internal Revenue Service.

Note 10 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 11 – Subsequent events:

On October 3, 2013, the Company provided through the Zentrum AG financing agreement (ref Note 5), the amount of $483,639 ($500,000CDN) to NorthStar.  Zentrum AG completed a subscription agreement whereby they finalized the initial US$500,000 equity draw down and  concurrently delivered notice of warrant exercise for a total of $151,515 which was the remaining portion of the funds currently reflected on the balance sheet of the Company as investor deposits, after the application of $16,361 to the equity draw down to complete the placement. The Company will be required to issue a total of 200,000 shares under the equity draw down and a total of 50,505 shares pursuant to the warrant exercise.  The remaining 149,495 warrants under first warrant attached to the financing agreement expired at the close of business on October 3, 2013 and therefore they are forfeited.  Zentrum AG continues to hold a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.

The Company has not yet issued the shares pursuant to the equity placement or the exercise of the warrants.

Further, under the terms of the financing agreement, the Company is required to pay fees of 8% or $40,000 related to funds received  on the equity draw down which will be booked as accounts payable on the balance sheet of the Company and paid out as further financing is provided.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on October 18, 2013, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Octagon 88 Resources, Inc.

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

Notable Acquisitions

On December 24, 2012, we exchanged 14,000,000 shares of the Company with Zentrum Energie Trust AG (“Zentrum”) for approximately 3,100,000 shares of CEC North Star Energy Ltd. (“North Star”) and on January 23, 2013, we exchanged a further 1,410,000 shares of North Star with three independent stockholders of North Star for 5,310,000 shares of the Company bringing our ownership interest in North Star to 33% and making the Company the largest single stockholder of North Star. Certain of the officers and directors and shareholders of North Star, Zentrum and the Company are related parties as further disclosed in our financial statements.

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company has the right to acquire the Mineral Rights known as the Trout Properties by undertaking certain exploration activities on the properties acquired.  The acquisition was made between Zentrum and the Company.  Certain of the officer and directors and shareholder of Zentrum and the Company are related parties as disclosed in our financial statements.

RESULTS OF OPERATIONS

Results of Operations

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

We generated no revenue for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

For the three month periods ended September 30, 2013 and 2012, we incurred a net loss from operations of $106,352 and $10,942, respectively.  Due to increased operations we experienced an increase to investor relations fees from $nil for the three months ended September 30, 2012 to $51455 for the three months ended September 30, 2013, other general and administrative expenses increased to $7,036 for the three months ended September 30, 2013 from $158 for the three months ended September 30, 2012, and we incurred exploration expenses in the amount of $29,066 as of September 30, 2013 with no comparable expense for the period ended September 30, 2012.

During the three months ended September 30, 2013, we incurred other losses from equity investments of $103,591 as a result of the investments in CEC North Star Energy Ltd. with no comparable loss for the three months ended September 30, 2012.

Period from Inception (June 9, 2008) to September 30, 2013

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $924,554. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of the three months ended September 30, 2013, our cash balance was $59,736 and our liabilities totaled $207,608 as compared to cash of $108,593 and liabilities of $150,113 as at our June 30, 2013.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.  Our cash position has improved due to the fact that we have commenced operations and we have arranged by way of a financing agreement with Zentrum Energie Trust AG to raise up to CAD$2,500,000 (US$2,424,430) by way of equity or debt, with the first draw down of US$500,000 being an equity draw down at $2.50 per unit, each unit consisting of one share of common stock and two stock purchase warrants, exercisable at $3.00 per share.

Subsequent to the three months ended September 30, 2013, on October 3, 2013, Zentrum provided $483,639 (CDN$500,000) to North Star for drilling operations under this agreement.  The CDN$500,000 is booked as a loan to North Star from the Company.  Subsequent to September 30, 2013, on October 3, 2013, Zentrum AG completed a subscription agreement whereby they finalized the initial $500,000 equity draw down and they sent a warrant notice of exercise for $151,515 which was the remaining portion of the funds currently reflected on the balance sheet of the Company as investor deposits, after the application of $16,361.   The Company will be required to issue a total of 200,000 shares under the equity draw down and a total of 50,505shares pursuant to the warrant exercise.  The remaining 149,495 warrants under the initial warrant expired at the close of business on October 3, 2013 and therefore they are cancelled.  Zentrum AG will have a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.

The Company has not yet issued the shares pursuant to the equity placement or the exercise of the warrants.

Further, under the terms of the financing agreement, the Company is required to pay fees of 8% of the funds on the equity draw down, or $40,000 which will be booked as an accounts payable on the balance sheet of the Company and paid out as further financing is provided.

We have approximately $1,800,000CDN in funding remaining available under the credit facility.  The Company has a requirement to expend $1,500,000 on its Trout Lake property to earn its interest prior to December 31, 2013, unless the agreement is extended.

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

Capital Resources

As of September 30, 2013, we had total assets of $61,045,787, comprised of cash on hand of $59,736 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy  Ltd., valued at $60,986,051, as  compared to total assets of $61,198,235, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, in the amount of $61,198,235, on June 30, 2013.  As of September 30, 2013, our total liabilities increased to $207,608 from $150,113 as of June 30, 2013 as we increased operations.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

Plan of Operation and Capital Requirements

Our overall plan is to undertake exploration and exploitation activities on our projects which are determined to be the most expedient route to generate cash flow.   Our initial plan is, through North Star,  to drill and develop the Elton Erosional Edge project described above under properties.  The overall Elkton schedule envisages first oil sales beginning in January 2014 with 5 horizontal production wells.  While we have made a recent loan of $500,000 to North Star, which funds were drawn down under the credit facility provided by Zentrum, we have no requirement to fund the operations of North Star.  We hope to generate revenues through North Star with their planned operations; however there is no obligation for North Star to provide us with any revenues derived from operations.  We have a capital requirement of $1,500,000 to be funded for the drilling of the first well on the Trout Lake property which we should be able to fund under the Zentrum credit facility.   With the Zentrum credit facility in place we believe that we will have sufficient working capital to fund our ongoing operations for the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2013.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2013:

1)
Lack of an audit committee.  We do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have consultant relatively small number of people involved in bookkeeping functions and part of our work is provided by an outside booking firm who has only two staff members.  The relatively small number of people who are responsible for bookkeeping functions  prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of the majority of our accounting operations.  We have outsourced the majority of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 3, 2013, the Company completed an equity private placement for 200,000 units of common stock at $2.50 per unit, each unit consisting of one share and two share purchase warrants exercisable at $3.00 per share.  The placee also exercised a total of 50,505 warrants.

We issued the shares to one (1) non-US subscriber (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Other than as disclosed herein, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:
Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Financing commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company Form 8K/A filed with the SEC on February 19, 2013
10.2	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company’s Form 8K/A filed with the SEC on February 19, 2013.-
10.3	Mineral Rights Agreement between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.4	Share Purchase Agreement between the Company and Various Vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.INS	XBRL Instance Document	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SWINGPLANE VENTURES, INC.

Date: November 12, 2013	By:	/s/ Guido Hilekes
	Name:	Guido Hilekes
	Title:	Chief Executive Officer (Principal Executive Officer), President and Director

Date: November 12, 2013	By:	/s/ Bryan Cook
	Name:	Bryan Cook
	Title:	Chief Financial Officer (Principal Financial Officer), Treasurer, and Director