Form 10-Q
period 2013-12-31
OCTAGON 88 RESOURCES, INC.
filed 2014-02-19
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X ]
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,795,978 shares of common stock outstanding as of February 7, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

OCTAGON 88 RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on  October 18, 2013.

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month periods ended December 31, 2013 and December 31, 2012

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
ASSETS
Current assets:
Cash	$1,413	$108,593
Prepaid expenses	4,422	-
Total current assets	5,835	108,593

Long-term investments accounted for under the equity method (Note 3)	61,409,728	61,089,642
Total assets	$61,415,563	$61,198,235

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$54,842	$7,968
Advances from shareholders	19,167	19,167
Investor deposits	50,000	122,978
Total current liabilities	124,009	150,113

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 400,000,000 authorized, 26,545,473 shares issued and outstanding as at December 31, 2013 and June 30, 2013, respectively	2,655	2,655
Capital in excess of par value	66,706,745	61,760,078
Stock payable	651,515	-
(Deficit) accumulated during the exploration stage	(6,069,361)	(714,611)
Total stockholders’ deficit	61,291,554	61,048,122
Total liabilities and stockholders’ deficit	$61,415,563	$61,198,235

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months		Six Months		Cumulative From Inception (June 9, 2008,)
	Ended		Ended		Through
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Exploration expenses	-	-	29,066	-	29,066
Services contributed by officers	-	-	-	-	13,200
Professional fees	75,358	7,860	94,153	18,645	234,594
Investor relations fees	16,594	-	68,049	-	68,049
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Stock-based compensation	4,986,667	-	4,986,667	-	4,986,667
Other general and administrative expenses	6,226	630	13,262	787	25,874
Losses (gain) equity investments, net	59,962	-	163,553	-	696,911
Total operating expenses	5,144,807	8,490	5,354,750	19,432	6,069,361
(Loss) from operations	(5,144,807)	(8,490)	(5,354,750)	(19,432)	(6,069,361)

(Loss) before taxes	(5,144,807)	(8,490)	(5,354,750)	(19,432)	(6,069,361)
Provision (credit) for taxes on income:	-	-	-	-
Net (loss)	$(5,144,807)	$(8,490)	$(5,354,750)	$(19,432)	$(6,069,361)

Basic and diluted earnings (loss) per common share	$(0.19)	$(0.00)	$(0.20)	$(0.00)

Weighted average number of shares outstanding	26,545,473	36,770,734	26,545,473	37,962,922

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
	Three Months	Three Months	Inception, (June 9, 2008)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(5,354,750)	$(19,432)	$(6,069,361)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Stock-based compensation	4,986,667	-	4,986,667
Share of (loss) of equity accounted investees	163,553	-	696,911
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	(4,422)	-	(4,422)
Accounts payable, trade	6,874	19,252	20,756
Accounts payable, related parties	-	(5,913)	23,560
Net cash used in operating activities	(202,078)	(6,093)	(317,689)

Cash flows from investing activities:
Long-term investments	(483,639)	-	(483,639)
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	(483,639)	-	(498,639)

Cash flows from financing activities:
Advances from stockholders	-	-	19,167
Advances from third party	-	13,000	6,000
Investor deposits	578,537	-	701,515
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	578,537	13,000	817,742

Net cash flows	(107,180)	6,907	1,413
Cash and equivalent, beginning of period	108,593	355	-
Cash and equivalent, end of period	$1,413	$7,262	1,413

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares	$-	$35,473	$35,473
Stock payable from investor deposit	651,515	-	651,515
Shares issued to acquire interest North Star	-	44,100,000	61,623,000
Total Non-Cash Transactions	$651,515	$44,135,473	$62,309,988

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

The Company incorporated Octagon 88 Resources (Schweiz) AG on May 8, 2013, in the country of Switzerland as a wholly-owned subsidiary.

We are a natural resource exploration stage company in the business of acquiring, exploring, and developing natural resource assets.    We have a mineral rights agreement over certain oil and gas leases whereby we have the right to earn an interest by undertaking exploration on the leases.   We also hold, by way of share ownership, an interest in CEC North Star Energy Ltd.(NorthStar), a private company with oil and gas operations. NorthStar, Zentrum Energie Trust AG (“Zentrum”), who is our controlling stockholder, and our Company have a common director, Mr. Hilekes.  The CEO of NorthStar is an advisor to Zentrum, who is also the financing partner for both NorthStar and our Company.   Our Secretary and a member of our board of directors is also an advisor to Zentrum.

We are currently negotiating funding for operations and we are assisting in sourcing funding for NorthStar.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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
December 31, 2013

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

Investments in unconsolidated affiliates - The Company has an investment in an unconsolidated affiliate which is accounted for under the equity method with applicable financial reporting guidance provided in section 3430. Under the equity method, carrying value is adjusted for the Company's share of the investees' earnings and losses, as well as capital contributions to, and distributions from, the Company. Distributions in excess of equity method earnings are recognized as a return on investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. The Company classifies operating income and losses as well as gains and impairments related to its investments in the unconsolidated affiliate as a component of operating income or loss, as the Company's investment in such unconsolidated affiliates are an extension of the Company's core business operations.

The Company evaluates its investments in the unconsolidated affiliate for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an "other-than-temporary" decline in value. Evidence of impairment may include such factors as a significant change in the market, economic or legal environment of the investee, changes in demand for goods or services sold by the investee resulting in adverse marketing conditions, changes in the investee’s financial condition or structural changes in the industry in which the investee operates.  If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if impairment is indicated and determines whether the impairment is "other-than-temporary" based on its assessment of all relevant factors, including consideration of the Company's intent and ability to retain its investment.  If the recoverable value, less costs to sell, is lower that the carrying value, the Company will recognize a loss for the difference.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the six month periods ended December 31, 2013 and 2012.

Stock-based Compensation – Stock-based compensation is accounted for using a fair value based approach under the Topic of FASB ASC 718 which requires the fair value of stocks to be measured based on market price, if available, or be estimated using an option pricing model such as Black-Scholes.  The Company uses the graded-vesting attribution approach for the awards with graded vesting.

Warrants - Proceeds received on the issuance of units, consisting of common shares and warrants, are allocated first to common shares based on the market trading price of the common shares, and any excess is allocated to warrants.

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

Net income per share of common stock – Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2013:

Warrants	200,000
Stock options	1,500,000

Since the Company reported a net loss in the six month periods ended December 31, 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2 – Going concern:

As at December 31, 2013, we hold a Mineral Rights Agreement (see note 4) which gives us the rights to certain oil and gas exploration leases and we are an active investor in an operating oil and gas company by virtue of our shared board member and management team. .  We continue to seek other oil and gas acquisitions that we can operate. While we have acquired an interest in certain mineral properties (Note 4)  we expect to incur exploration stage operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until we have raised sufficient funding for operations.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility.  We have drawn the first tranche of $500,000 and issued equity for the funds drawn.   The lender has funded an additional $151,515 by the exercise of warrants under the equity placement (Note 5).   We have not as yet drawn any funds under the credit facility.  There can be no assurance that additional funds will be available from the credit facility if and when needed.

From inception through December 31, 2013, we have incurred operating losses of approximately $6,069,361, of which approximately $317,689 represents actual cash losses. At December 31, 2013, our cash on hand was $1,413.

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

Pursuant to the requirements for closing, on December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum based on the market price of our stock on the date of issue at $3.15 per share, for a total investment cost of $44,100,000. As at the date of the transaction the Company determined the market value of the Company’s common stock to be the most reliable measurement as to the fair value of the investment, and in accordance with ASC 323-10 recorded $30,764,329 relative to the purchase price assigned to the Company’s acquired share of the underlying net assets and liabilities of North Star as to the Company’s 22% interest, and a further amount of $13,335,671 as equity method goodwill, on the Company’s balance sheet.

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

On January 24, 2013, the Company entered into a further share purchase agreement with three independent shareholders of North Star whereby the Company acquired 1,410,000 common shares in the capital stock of North Star (the “Share Purchase Agreement”). Under the terms of the Share Purchase Agreement, the Company issued a total of 5,310,000 shares of the Company’s common stock at a deemed price of $3.30 per share, which was the lowest bid price of the Company’s stock on the date of issuance, for a total investment cost of $17,523,000 in exchange for the 1,410,000 common shares of North Star.    As at the date of the transaction the Company determined the market value of the Company’s common stock to be the most reliable measurement as to the fair value of the investment, and in accordance with ASC 323-10 recorded $14,283,314 relative to the purchase price assigned to the Company’s acquired share of the underlying net assets and liabilities of North Star as to the Company’s additional 10% interest, and a further amount of $3,239,686 as equity method goodwill, on the Company’s balance sheet.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

On October 3,2013, the Company funded $483,639 (CAD$500,000) cash consideration to North Star by way of a private placement subscription for a total of 13,158 units of North Star, each unit consisting of one common share of North Star at the price of $38, and one two year warrant to acquire a common share of North Star at an exercise price of: (i) $58 per common share of North Star if exercised prior to September 30, 2014; or (ii) $76 per common share of North Star if exercised any time on or between September 30, 2014 and the expiry date.

The Company has recorded its initial investments in North Star at cost based on the market value of the Company’s shares which were issued to acquire its equity interests for a total of $61,623,000.  As detailed above, the cumulative excess value of $16,575,357 over the net asset value of the Company’s ownership interest in North Star totaling $45,047,643 as at the dates of acquisition of the Company’s initial equity interests was attributed at the respective acquisition dates to equity method goodwill. Thereafter, the Company has used the actual cash value paid for additional North Star shares acquired as its cost base for further interests acquired. North Star is a private company with no quoted market price for its shares. The Company has no obligation to provide financial support to North Star.

As of December 31, 2013, the Company holds 31% of the shares of North Star. We account for this investment applying the Equity Method (APB No. 18).

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012	$-
Contributions:
Issue 14,000,000 restricted shares of the Company at market value on December 24, 2012	44,100,000
Issue 5,310,000 restricted shares of the Company at market value on January 24, 2013	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(533,358)
Balance as of June 30, 2013	61,089,642
Cash payment to acquire 13,158 Units	483,639
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(163,553)
Balance as of December 31, 2013	$61,409,728

The underlying equity in the net assets of North Star as to the Company’s 31% ownership as at December 31, 2013 totals $42,182,739.  Summarized financial information with respect to North Star accounted for using the equity method as of and for the six month period ended December 31, 2013 and for the fiscal year ended June 30, 2013 were as follows:

	At December 31, 2013	At June 30, 2013

Current assets	$783,315	$158,823
Property, and other assets, net	137,995,803	137,704,045
Total assets	$138,779,118	$137,862,868

Current liabilities	$2,705,765	$1,794,136
Long-term debt and other liabilities	-	2,376,250
Equity	136,073,353	133,692,482
Total liabilities and equity	$138,779,118	$137,862,868

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

	3 Months Ended December 31, 2013	6 Months ended December 31, 2013
Net Revenues	$-	$-
Operating expenses	257,765	594,875
Operating loss	(257,765)	(594,875)
Interest expenses	(1,095)	(1,284)
Net loss	$(258,860)	$(596,159)

As at the fiscal year ended June 30, 2013 the Company undertook a review of the carrying value of its investment in North Star in order to test for impairment considering the guidance in ASC 820 and ASC 323 and as part of this review the Company assessed various components of its investment.  In accordance with ASC 350-20-35-39, equity method goodwill is not amortized and is not tested for impairment. Instead, equity method investments are reviewed for impairment, and a loss in value of an equity method investment that is other-than-temporary should be recognized, if and when a permanent loss in value is indicated. In evaluating its equity interest in North Star for indication of impairment, the Company considered its ownership interest in the present value of the estimated future cash flows expected to be generated by North Star as detailed both in third party valuation reports and reserve report valuations prepared in house by North Star management using inputs derived from industry third party published economic data.  In addition the Company conducted its own estimates expected North Star future cash flows applying the recommended valuation methodologies employed by industry investment professionals under published valuation manifestos in conjunction with third party reserve report valuations provided by North Star.  The Company further considered North Star’s financial condition, North Star management’s ability to execute its development plans in order to monetize its existing assets, as well as current industry conditions, including applicable commodity pricing,  in completing its review. The results of the Company’s assessment indicated that there was no impairment required to the carrying value of its investment in North Star as at the year ended June 30, 2013.

At December 31, 2013, there were no factors present evidencing a change in circumstances to indicate that the carrying value of the Company’s investment in North Star may have declined.

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

The Mineral Rights Agreement contained the following terms, amongst others:

•	An 8% Royalty of Gross Monthly Production to be paid to Zentrum;
•
On or before December 31, 2013, the Company shall have drilled a minimum of one (1) Exploration Well to Contract Depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property;

•
On or before June 30, 2014, unless otherwise mutually agreed to, the Company shall perform a 3D seismic program on Sections 4, 5, 6 89 R3W5 of the Trout Property. A copy and rights to the seismic data shall be provided to the Vendor within 60 days of the completion of the project;

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4 – Mineral rights agreement (continued)

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

During the six month period ended December 31, 2013, the Company expended $29,066 on the Trout property.

Note 5 – Financing agreement:

On October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum, whereby Zentrum will provide both debt and equity funds of up to CAD$2,500,000 (USD$2,337,130)  to the Company for investments in assets owned by private operating oil companies.

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

Zentrum shall further have a first right of refusal on all financings for a period of two years from the execution of the formal agreement. The final agreement shall provide for registration rights. The formal agreements in regard to the initial letter agreement were to be prepared for execution, however as of December 31, 2013 they have not be prepared therefor the Company will rely on the terms of the letter agreement until such time as a formal agreement is finalized.

As of December 31, 2013, Zentrum has funded a total of US$701,515 to the Company (June 30, 2013 - $122,978), As of December 31, 2013, the Company has provided through the Zentrum AG financing agreement (ref Note 5), an amount totaling $483,639 ($500,000CDN) from proceeds received to NorthStar.  During the period, Zentrum AG completed a subscription agreement whereby they finalized the initial US$500,000 equity draw down and concurrently delivered notice of warrant exercise for a total of $151,515, which represented additional proceeds funded up to the warrant exercise expiry date of October 3, 2013.  The Company is required to issue a total of 200,000 shares as a result of the equity draw down and a total of 50,505 shares pursuant to the warrant exercise, which shares remain payable as of December 31, 2013.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5 – Financing agreement (continued):

The remaining 149,495 warrants under the first warrant attached to the financing agreement expired at the close of business on October 3, 2013, and therefore they are forfeited.  Zentrum AG continues to hold a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.

Further, under the terms of the financing agreement, the Company is required to pay fees of 8% or $40,000 related to funds received on the equity draw down which has been recorded as accounts payable on the balance sheet of the Company and will be paid out as further financing is provided.

A total of $50,000 reflected on the Company’s balance sheets as investor deposits in relation to additional funds advanced to the Company during the period ended December 31, 2013.

Note 6 – Related party transactions:

Mr. Guido Hilekes, our President and a Director, is also a member of the board of directors of both NorthStar and Zentrum, our controlling shareholder.  Zentrum has provided a line of credit to the Company (Note 5) and has also provided financing to CEC North Star Energy Ltd. by way of a $1,500,000 (CAD) convertible debenture.  Zentrum is also a significant shareholder of CEC North Star Energy Ltd. and the controlling shareholder of our Company.  The CEO of NorthStar is also an advisor to Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

Note 7 – Advances:

As of December 31, 2013 and June 30, 2013, total advances from shareholders of the Company were $19,167.  The advances are on demand and bear no interest.

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

On October 3, 2013, Zentrum completed a subscription agreement through the Zentrum AG financing agreement (ref Note 5). Zentrum had funded a total of US$500,000 to the Company requiring the issuance of 200,000 Units, each Unit consisting of one share of common stock at US$2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of US$3.00 per share on or before October 3, 2013 and a three year warrant to purchase 200,000 shares of common stock at an exercise price of US$3.00 per share.  The second warrant has an expiry date of 3 years after closing of the first draw under this agreement. Concurrently, Zentrum delivered notice of exercise of warrant under the first warrant for a total of 50,505 shares of common stock for total proceeds of $151,515.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8 – Issuance of shares (continued):

As of December 31, 2013, 250,505 shares in respect of the aforementioned Unit and warrant exercise remained unissued and are recorded as stock payable on the balance sheets.

As of December 31, 2013, there were a total of 26,545,473 shares issued and outstanding.

Note 9 – Stock option and Stock award:

On November 11, 2013, the Company granted non-qualified stock options for an aggregate of 1,500,000 shares of the Company's common stock under the Company's 2013 Stock Option and Stock Award Plan (the "2013 Plan") to various officers, directors and consultants of the Company. Each option was granted for a six year term with an exercise price of $6.00 per share vesting equally over a period of three years and expiring six years after the grant date. Of the 1,500,000 stock options granted, 950,000 were issued to the Company's directors and executive officers, 250,000 were issued to executive officers and directors of the Company’s wholly owned subsidiary and the remaining 300,000 were issued to various consultants of the Company.

The following tables summarize information concerning stock options outstanding as of December 31, 2013:

	December 31, 2013		June 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	1,500,000	6	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	1,500,000	6	-	-

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2013	-	-
Granted	1,500,000	$6
Vested	(500,000)	6
Forfeited	-
Unvested, end of December 31, 2013	1,000,000	$6

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$6	1,500,000	5.89	1,500,000

The Company recognized stock-based compensation expense of $4,986,667 during the six month period ended December 31, 2013.

Unrecognized compensation expense related to outstanding stock options as of December 31, 2013 was $2,493,333 and is expected to be recognized in future periods.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 9 – Stock option and Stock award (continued):

Valuation Assumptions

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

Stock compensation expense for stock options is recognized over the vesting period of the award.

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the three month period ended December 31, 2013:

Options Granted
November 11, 2013
Fair value of options granted	$5.44
Assumptions used:
Expected life (years) (a)	6
Risk free interest rate (b)	2.12%
Volatility (c)	462%
Dividend yield (d)	0.00%

a)
Expected life: The expected term of options granted is determined using the “shortcut” method allowed by SAB No.107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

Note 10 – Warrants:

On October 3, 2013, Zentrum completed a subscription agreement through the Zentrum AG financing agreement (ref Note 5). Zentrum had funded a total of US$500,000 to the Company requiring the issuance of 200,000 Units, each Unit consisting of one share of common stock at US$2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of US$3.00 per share on or before October 3, 2013 and a three year warrant to purchase 200,000 shares of common stock at an exercise price of US$3.00 per share.  The second warrant has an expiry date of 3 years after closing of the first draw under this agreement. Concurrently, Zentrum delivered notice of exercise of warrant under the first warrant for a total of 50,505 shares of common stock for total proceeds of $151,515.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10 – Warrants: (continued)

As at December 31, 2013, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2013	Issued	Exercised	Expired	Outstanding at December 31, 2013
$3	October 3, 2013	0	-	200,000	50,505	149,495	0
$3	October 3, 2016	2.76	-	200,000	-	-	200,000
			-	400,000	-	-	200,000

Note 11 – Income taxes:

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

Operating loss carry-forwards generated during the period of June 9, 2008 (date of inception), through December 31, 2013, of approximately $1,069,320, will begin to expire in 2028. Accordingly, deferred tax assets total approximately $363,500 related to the net operating loss carry-forward. For the six month periods ended December 31, 2013 and 2012, the allowance increased by approximately $125,148 and $6,600, respectively.

The Company has no tax positions at December 31, 2013, or June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

Tax returns have been submitted for the period from inception to the period ended June 30, 2009.  The tax returns for the period thereafter to the fiscal year ended June 30, 2013 are subject to examination by the Internal Revenue Service, however, any tax returns submitted will reflect a year over year loss from operations and therefore management does not expect any tax liabilities exist.

Note 12 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 13 – Subsequent events:

On January 14, 2014 the Company issued 250,505 shares to Zentrum in respect of the exercise of certain units disclosed above (ref Note 5).

On January 15, 2014, the Company and Zentrum reached an agreement to extend the December 31, 2013 drilling commitment to June 30, 2014 on the Trout Lake properties.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13 – Subsequent events (continued):

On January 30, 2014, the Company entered into a Placement Agent Agreement with David Bisang (“DVB”) (the “PA”) whereby DVB agreed to act as the Company’s non-exclusive agent in a private placement or similar unregistered transaction of equity or equity-linked securities of the Company.   The PA is for a period of twelve months from the date of execution.   The Company shall pay to DVB upon the closing of each transaction with investors, (i) eight  percent (8%) of the aggregate consideration raised in each closing in cash and warrants to purchase five (5%) of the Company’s common stock at each closing, identical to any warrants issued to investors.  The foregoing fees are payable for any sale of securities during the twelve month term or within twenty-four months thereafter with respect to investors identified by DVB.  The Company is further required to pay expenses incurred by DVB including the fees and expenses of its legal counsel and any advisor retained by Palladium.  Fees and expenses in excess of $1,000 require prior written authorization from the Company.

On January 31, 2014, the Company closed a financing with one subscriber as described below and shall pay  to DVB cash consideration of $60,000 and issue a total of 6,818 stock purchase warrants, each warrant exercisable at $6.50 per share for a period of two years from the date of issuance. The warrants were issued on February 8, 2014.

On January 31, 2014, the Company entered into securities purchase agreements (the “SPA”) to raise a total $750,000 with one accredited investor introduced by DVB to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 136,364 shares of the common stock of the Company at $5.50 per share and an equal number of warrants exercisable at $6.50 per share for a period of two years.  The shares and warrants were issued on February 8, 2014.

On February 13, 2014,the Company and Zentrum Energie AG executed a letter agreement whereby they agreed to amend the terms of their initial Mineral Rights Acquisition Agreement entered into on January 22, 2013 (the "Original Agreement") by the termination of the Original Agreement on the Trout Lake Properties and the entry into a Farm In Agreement whereby the Company will have the right to earn a fifty percent (50%) working interest in the Trout Properties as defined in the Original Agreement.

The letter agreement calls for the parties to enter into a formal Farm-in and Operating Agreement on or before February 28, 2014, with the following defined terms which the parties have agreed to:

(i)    the Company will pay fifty percent (50%) of the drilling and completion costs of the first production well to be drilled on the Trout Properties at such location as may be agreed between the parties (the “Well”);
(ii)  Within six months of the successful completion and production of the Well, the Company will pay to Zentrum a cash payment in the amount of $1,250,000;
(iii)  The Gross Overiding Royalty Rights (“GORR”) to Zentrum shall be three percent (3%);
(iv)  The Company and Zentrum and any other working interest owners which Zentrum may identify will enter into a Joint Venture Operating Agreement as a condition of the amended terms.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on October 18, 2013, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Octagon 88 Resources, Inc.

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

On October 3,2013, the Company funded $483,639 (CAD$500,000) to North Star by way of a private placement subscription for a total of 13,158 units of North Star, each unit consisting of one common share of North Star at the price of $38, and one two year warrant to acquire a common share of North Star at an exercise price of: (i) $58 per common share of North Star if exercised prior to September 30, 2014; or (ii) $76 per common share of North Star if exercised any time on or between September 30, 2014 and the expire date.

RESULTS OF OPERATIONS

Results of Operations

Three Month Period Ended December 31, 2013 Compared to Three Month Period Ended December 31, 2012

We generated no revenue for the three month periods ended December 31, 2013 and December 31, 2012, respectively.

For the three month periods ended December 31, 2013 and 2012, we incurred a net loss from operations of $5,144,807 and $8,490, respectively.  The significant increase in losses is due to a stock based compensation expense of $4,986,667 which was recorded during the three month period ended December 31, 2013 with no comparative expense for the same period ended December 31, 2012.  Due to increased operations we had an increase in investor relations fees from $nil for the three months ended December 31, 2012  to $16,594 for the three months ended December 31, 2013, other general and administrative expenses increased to $6,266 for the three months ended December 31, 2013 from $630 for the three months ended December 31, 2012, and professional fees increased to $75,358 for the three months ended December 31, 2013 from $7,860 for the three months ended December 31, 2012.

During the three months ended December 31, 2013, we incurred losses from equity investments of $59,962 as a result of the investments in CEC North Star Energy Ltd. with no comparable loss for the three months ended December 31, 2012.

Six Month Period Ended December 31, 2013 Compared to Six Month Period Ended December 31, 2012

We generated no revenue for the six month periods ended December 31, 2013 and December 31, 2012, respectively.

For the six month periods ended December 31, 2013 and 2012, we incurred a net loss from operations of $5,354,750 and $19,342, respectively.  The significant increase in losses is due to a stock based compensation expense of $4,986,667 which was recorded during the six month period ended December 31, 2013 with no comparative expense for the same period ended December 31, 2012. Due to increased operations we had an increase in investor relations fees from $nil for the six months ended December 31, 2012 to $68,049 for the six months ended December 31, 2013, other general and administrative expenses increased to $13,262 for the six months ended December 31, 2013 from $787 for the six months ended December 31, 2012, professional fees increased to $94,153 for the six months ended December 31, 2013 from $18,645 for the six months ended December 31, 2012,  and we incurred exploration expenses in the amount of $29,066 as of December 31, 2013 with no comparable expense for the period ended December 31, 2012.

During the six months ended December 31, 2013, we incurred losses from equity investments of $163,553 as a result of the investments in CEC North Star Energy Ltd. with no comparable loss for the six months ended December 31, 2012.

Period from Inception (June 9, 2008) to December 31, 2013

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $6,069,361. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of the six months ended December 31, 2013, our cash balance was $1,413 and our liabilities totaled $124,009 as compared to cash of $108,593 and liabilities of $150,113 as at June 30, 2013.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.  Our cash position has improved due to the fact that we have commenced operations and we have arranged by way of a financing agreement with Zentrum Energie Trust AG to raise up to CAD$2,500,000 (US$2,337,130) by way of equity or debt, with the first draw down of US$500,000 being an equity draw down at $2.50 per unit, each unit consisting of one share of common stock and two stock purchase warrants, exercisable at $3.00 per share.

On October 3, 2013, Zentrum provided $483,639 (CDN$500,000) to North Star for drilling operations under this agreement.  The CDN$500,000 is booked as a loan to North Star from the Company.  Subsequent to December 31, 2013, on October 3, 2013, Zentrum AG completed a subscription agreement whereby they finalized the initial $500,000 equity draw down and they sent a warrant notice of exercise for $151,515 which was the remaining portion of the funds currently reflected on the balance sheet of the Company as investor deposits, after the application of $16,361. The Company issued a total of 200,000 shares under the equity draw down and a total of 50,505 shares pursuant to the warrant exercise.  The remaining 149,495 warrants under the initial warrant expired at the close of business on October 3, 2013 and therefore they are cancelled.  Zentrum AG will have a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.

The Company has not yet issued the shares pursuant to the equity placement or the exercise of the warrants.

Further, under the terms of the financing agreement, the Company is required to pay fees of 8% of the funds on the equity draw down, or $40,000 which will be booked as an accounts payable on the balance sheet of the Company and paid out as further financing is provided.

We have approximately $1,950,000CDN (1,822,961USD) in funding remaining available under the credit facility.  The Company has a requirement to expend $1,500,000CDN ($1,402,278USD) on its Trout Lake property to earn its interest prior to June 30, 2014.

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

Capital Resources

As of December 31, 2013, we had total assets of $61,415,563, comprised of cash on hand of $1,413 and prepaid expenses of $4,422 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy  Ltd., valued at $61,409,728, as  compared to total assets of $61,198,235, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, in the amount of $61,198,235, on June 30, 2013.  As of December 31, 2013, our total liabilities decreased to $124,009 from $150,113 as of June 30, 2013 as we raised funds and paid down debt.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

Plan of Operation and Capital Requirements

Our overall plan is to undertake exploration and exploitation activities on our projects which are determined to be the most expedient route to generate cash flow.   Our initial plan is, through North Star, to drill and develop the Elton Erosional Edge project.  The overall Elkton schedule envisages first oil sales beginning in January 2014 with 5 horizontal production wells.  While we have made a recent loan of $500,000 to North Star, which funds were drawn down under the credit facility provided by Zentrum, we have no requirement to fund the operations of North Star.  We hope to generate revenues through North Star with their planned operations; however there is no obligation for North Star to provide us with any revenues derived from operations.  We have a capital requirement of $1,500,000 to be funded for the drilling of the first well on the Trout Lake property which we should be able to fund under the Zentrum credit facility.   With the Zentrum credit facility in place we believe that we will have sufficient working capital to fund our ongoing operations for the next twelve months.  Further, we continue to raise other funds by way of private placement, having closed a $750,000 equity placement and we intend to use those funds for operations and drilling expenses as required.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2013.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2013:

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Financing commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company Form 8K/A filed with the SEC on February 19, 2013
10.2	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company’s Form 8K/A filed with the SEC on February 19, 2013.-
10.3	Mineral Rights Agreement between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.4	Share Purchase Agreement between the Company and Various Vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.5	2013 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on December 20, 2013.
10.6	Form of Stock Option Agreement	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on December 20, 2013.
10.7	Agency Agreement between the Company and DVB	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
10.8	Form of Securities Purchase Agreement	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
10.9	Form of Warrant	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.INS	XBRL Instance Document	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*

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

OCTAGON 88 RESOURCES, INC.

Date: February 19, 2014	By:	/s/ Guido Hilekes
Guido Hilekes
Chief Executive Officer (Principal Executive Officer), President and Director

Date: February 19, 2014	By:	/s/ Bryan Cook
Bryan Cook
Chief Financial Officer (Principal Financial Officer), Treasurer, and Director