Form 10-Q
period 2014-03-31
OCTAGON 88 RESOURCES, INC.
filed 2014-05-20
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,932,342 shares of common stock outstanding as of May 8, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

OCTAGON 88 RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on October 22, 2013.

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine month periods ended March 31, 2014 and March 31, 2013

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
ASSETS
Current assets:
Cash	$503,772	$108,593
Prepaid expenses	366	-
Total current assets	504,138	108,593

Long-term investments accounted for under the equity method (Note 3)	61,207,430	61,154,131
Total assets	$61,711,568	$61,262,724

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$67,961	$7,968
Advances from shareholders	19,167	19,167
Investor deposits	-	122,978
Total current liabilities	87,128	150,113

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 400,000,000 authorized, 26,932,342 and 26,545,473 shares issued and outstanding as at March 31, 2014 and June 30, 2013, respectively	2,693	2,655
Capital in excess of par value	68,614,889	61,760,078
(Deficit) accumulated during the exploration stage	(6,993,142)	(650,122)
Total stockholders’ deficit	61,624,440	61,112,611
Total liabilities and stockholders’ deficit	$61,711,568	$61,262,724

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months		Nine Months		Cumulative From Inception (June 9, 2008,)
	Ended		Ended		Through
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Exploration expenses	1,640	-	30,706	-	30,706
Services contributed by officers	-	-	-	-	13,200
Professional fees	42,322	1,456	136,475	20,100	276,916
Investor relations fees	93,136	-	161,185	-	161,185
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Stock-based compensation	566,667	-	5,553,334	-	5,553,334
Other general and administrative expenses	16,007	449	29,269	1,236	41,881
Losses (gain) equity investments, net	263,885	16,348	430,340	16,348	899,209
Total operating expenses	983,657	18,253	6,341,309	37,684	6,991,431

Other income (expense)
Interest expense	(1,711)	-	(1,711)	-	(1,711)
Total other income (expense)	(1,711)	-	(1,711)	-	(1,711)

(Loss) before taxes	(985,368)	(18,253)	(6,343,020)	(37,684)	(6,993,142)
Provision (credit) for taxes on income:	-	-	-	-
Net (loss)	$(985,368)	$(18,253)	$(6,343,020)	$(37,684)	$(6,993,142)

Basic and diluted earnings (loss) per common share	$(0.04)	$(0.00)	$(0.29)	$(0.00)

Weighted average number of shares outstanding	26,826,955	23,595,473	26,637,930	33,243,687

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative,
	Nine Months	Nine Months	Inception, (June 9, 2008)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash flows from operating activities:
Net (loss)	$(6,343,020)	$(37,684)	$(6,993,142)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Stock-based compensation	5,553,334	16,348	5,553,334
Share of (loss) of equity accounted investees	430,340	-	899,209
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	(366)	-	(366)
Accounts payable, trade	59,993	8,960	73,875
Accounts payable, related parties	-	(5,913)	23,560
Net cash used in operating activities	(299,719)	(18,289)	(415,330)

Cash flows from investing activities:
Long-term investments	(483,639)	-	(483,639)
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	(483,639)	-	(498,639)

Cash flows from financing activities:
Advances from stockholders	-	19,167	19,167
Advances from third party	-	6,000	6,000
Loan from related party	75,000	-	75,000
Repayment loan from related party	(75,000)	-	(75,000)
Loan from third party	50,000	-	50,000
Repayment on loan from third party	(50,000)	-	(50,000)
Investor deposit	(122,978)	-	-
Proceeds from sale of common stock	1,361,515	-	1,467,575
Less, Applicable offering costs	(60,000)	-	(75,000)
Net cash flows from financing activities	1,178,537	25,167	1,417,742

Net cash flows	395,179	6,878	503,772
Cash and equivalent, beginning of period	108,593	355	-
Cash and equivalent, end of period	$503,772	$7,233	503,772

Supplemental cash flow disclosures:
Cash paid for interest	$1,711	$-	$1,711
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares	$-	$35,473	$35,473
Shares issued to acquire interest North Star	-	61,623,000	61,623,000
Total Non-Cash Transactions	$-	$61,658,473	$61,658,473

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

The Company incorporated Octagon 88 Resources (Schweiz) AG on May 8, 2013, in the country of Switzerland as a wholly-owned subsidiary.

We are a natural resource exploration stage company in the business of acquiring, exploring, and developing natural resource assets.    We have a mineral rights agreement over certain oil and gas leases whereby we have the right to earn an interest by undertaking exploration on the leases.   We also hold, by way of share ownership, an interest in CEC North Star Energy Ltd. (North Star), a private company with oil and gas operations. North Star, Zentrum Energie Trust AG (“Zentrum”), who is our controlling stockholder, and our Company have a common director, Mr. Hilekes.  The CEO of North Star is an advisor to Zentrum, who is also the financing partner for both North Star and our Company.   Our Secretary and a member of our board of directors is also an advisor to Zentrum.

We are currently negotiating funding for operations and we are assisting in sourcing funding for North Star.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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
March 31, 2014

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
March 31, 2014

Note 1 - Organization and summary of significant accounting policies: (continued)

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the three month periods ended March 31, 2014 and 2013.

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

The Company had the following potential common stock equivalents at March 31, 2014:

Warrants	206,818
Stock options	1,500,000

Since the Company reported a net loss in the nine month periods ended March 31, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Note 2 – Going concern:

As at March 31, 2014, we hold a Mineral Rights Agreement (see note 4) which gives us the rights to certain oil and gas exploration leases and we are an active investor in an operating oil and gas company by virtue of our shared board member and management team.  We continue to seek other oil and gas acquisitions that we can operate. While we have acquired an interest in certain mineral properties (Note 4) we expect to incur exploration stage operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until we have raised sufficient funding for operations.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility. We have drawn the first tranche of $500,000 and issued equity for the funds drawn. The lender has funded an additional $151,515 by the exercise of warrants under the equity placement (Note 5). During the period ended March 31, 2014 the Company entered into further securities purchase agreements to raise a total $750,000. There can be no assurance that funds will be available from the credit facility if and when needed.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 2 – Going concern (continued):

From inception through March 31, 2014, we have incurred operating losses of approximately $6,993,142, of which approximately $415,330 represents actual cash losses. At March 31, 2014, our cash on hand was $503,772.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Investment in CEC North Star Energy Ltd.:

On October 15, 2012, we entered into a share purchase agreement with Zentrum Energie Trust AG (“Zentrum”) (the “Share Purchase Agreement”), which closed on December 24, 2012 whereby we acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) from Zentrum, representing approximately 22% of the issued and outstanding shares of North Star.  Our President and Director, Mr. Guido Hilekes who joined our Board of Directors on January 29, 2013, following the consummation of the transactions discussed below, is also President and a member of the Board of Directors of North Star and the sole officer, director and controlling shareholder of Zentrum.  Feliciano Tighe, our Secretary and a member of our Board of Directors is an administrative consultant to North Star.  The CEO of North Star is an advisor to Zentrum, and Zentrum provides financing for both our Company and North Star.  Pursuant to the requirements for closing, on December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum based on the market price of our stock on the date of issue at $3.15 per share, for a total investment cost of $44,100,000.  As at the date of the transaction the Company determined the market value of the Company’s common stock to be the most reliable measurement as to the fair value of the investment, and in accordance with ASC 323-10 recorded $30,764,329 relative to the purchase price assigned to the Company’s acquired share of the underlying net assets and liabilities of North Star as to the Company’s 22% interest, and a further amount of $13,335,671 as equity method goodwill, on the Company’s balance sheet.

Further, to close the transaction, the Company was required to negotiate terms with its then controlling shareholder, Kenmore International S.A. (“Kenmore”) for the return to treasury of no less than 31,942,000 shares of the common stock of the Company controlled by Kenmore.  Kenmore agreed to return the 31,942,000 shares which, prior to the acquisition of the ownership interest in North Star, had nominal value, in order to facilitate the consummation of the Company’s acquisition of a significant interest in North Star and create value in the 100,000 shares of the Company it retained.  Kenmore was also a minority shareholder of North Star at the time of the transaction.  On December 21, 2012, the Company returned to the transfer agent, for cancellation effective December 24, 2012, a total of 31,942,000 shares of the Company, at par value, issued in the name of 888333333 Holdings Ltd., a company of which Kenmore was the sole shareholder.  There is no relationship between Zentrum, our current controlling shareholder, and Kenmore, the Company’s former controlling shareholder, other than the fact they were both shareholders of North Star and the Company.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

The Company has recorded its initial investments in North Star at cost based on the market value of the Company’s shares which were issued to acquire its equity interests for a total of $61,623,000.  As detailed above, the cumulative excess value of $16,575,357 over the net asset value of the Company’s ownership interest in North Star totaling $45,047,643 as at the dates of acquisition of the Company’s initial equity interests was attributed at the respective acquisition dates to equity method goodwill. Thereafter, the Company has used the actual cash value paid for additional North Star shares acquired as its cost base for further interests acquired. North Star is a private company with no quoted market price for its shares. The Company has no obligation to provide financial support to North Star.  The Company anticipates that as North Star continues to finance its planned operations by way of equity offerings, considers further incentivizing its management team by the grant of additional stock options, or pursues the acquisition of additional resource based interests by way of equity based consideration the Company may experience dilution to our current investment interest of 30.6%. While we plan to consider further equity investments in North Star as they progress their operating plan and equity investment opportunities become available, there is no guarantee we will be able to maintain our current equity ownership percentage.

On October 3,2013, the Company funded $483,639 (CAD$500,000) cash consideration to North Star by way of a private placement subscription for a total of 13,158 units of North Star, each unit consisting of one common share of North Star at the price of $38CDN, and one two year warrant to acquire a common share of North Star at an exercise price of: (i) $58CDN per common share of North Star if exercised prior to September 30, 2014; or (ii) $76CDN per common share of North Star if exercised any time on or between September 30, 2014 and the expiry date.

As of March 31, 2014, the Company currently holds 30.6% of the shares of North Star after this acquisition. We account for this investment applying the Equity Method (APB No. 18).

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012
Contributions
Issue 14,000,000 restricted shares of the Company at market value	$44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(468,869)
Balance as of June 30, 2013	$61,154,131

Cash payment to acquire 13,158 units	483,639
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(430,340)
Balance as of March 31, 2014	$61,207,430

The underlying equity in the net assets of North Star as to the Company’s 30.6% ownership as of March 31, 2014 totals $41,474,127 and as to the Company’s 31.4% ownership as at June 30, 2013 totals $43,033,754.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

Summarized financial information with respect to North Star accounted for using the equity method as of and for the nine month period ended March 31, 2014, as of and for the fiscal year ended June 30, 2013 and as of the acquisition dates were as follows:

	At March 31, 2014	At June 30, 2013	At January 24, 2013	At December 21, 2012

Current assets	$1,799,269	$243,444	$39,117	$110,884
Property, and other assets, net	135,514,750	138,485,834	145,357,735	144,911,963
Total assets	$137,314,019	$138,729,278	$145,396,852	$145,022,847

Current liabilities	$733,080	$1,872,548	$246,398	$209,719
Long-term debt and other liabilities	-	2,376,250	2,515,750	2,508,250
Equity	136,580,939	134,480,480	142,634,704	142,304,878
Total liabilities and equity	$137,314,019	$138,729,278	$145,396,852	$145,022,847

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Net Revenues	$-	$-	$-	$-
Operating expenses	859,959		1,388,004
Operating loss	(859,959)	(57,633)	(1,388,004)	(57,633)
Interest expenses	(754)	-	(2,049)	-
Net loss	$(860,713)	$(57,633)	(1,390,053)	(57,633)

As at the fiscal year ended June 30, 2013, the Company undertook a review of the carrying value of its investment in North Star in order to test for impairment considering the guidance in ASC 820 and ASC 323 and as part of this review the Company assessed various components of its investment.  In accordance with ASC 350-20-35-39, equity method goodwill is not amortized and is not tested for impairment. Instead, equity method investments are reviewed for impairment, and a loss in value of an equity method investment that is other-than-temporary should be recognized, if and when a permanent loss in value is indicated. In evaluating its equity interest in North Star for indication of impairment, the Company considered its ownership interest in the present value of the estimated future cash flows expected to be generated by North Star as detailed both in third party valuation reports and future discounted cash flow valuations prepared in house by North Star management using inputs derived from industry third party published economic data.  In addition the Company conducted its own estimates on expected North Star future cash flows applying the recommended valuation methodologies employed by industry investment professionals under published valuation manifestos in conjunction with third party Petroleum Initially In Place (“PIIP”) estimates and feasibility studies provided by North Star.  The Company further considered North Star’s financial condition, North Star management’s ability to execute its development plans in order to monetize its existing assets, as well as current industry conditions, including applicable commodity pricing, in completing its review. The results of the Company’s assessment indicated that there was no impairment required to the carrying value of its investment in North Star as at the year ended June 30, 2013.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 4 – Mineral rights agreement

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with Zentrum (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company has the right to acquire certain interests in the Mineral Rights known as the Trout Properties.  The Trout Properties are comprised of certain oil and gas leases as detailed below:

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown Oil Sands Development Lease No. 7408100382 Expiry: July, 2017

On February 13, 2014, Company and Zentrum entered into a further letter agreement amending and restating the terms of the original Mineral Rights Agreement of January 22, 2013, so that the following terms and conditions were adopted:

•	Octagon and Zentrum will enter into a formal Farm-in and Operating Agreement;
•	Octagon will have the right to earn a fifty percent (50%) working interest in the Trout Properties;
•	A 3% Royalty of Gross Monthly Production to be paid to Zentrum;
•
Octagon will pay fifty percent (50%) of the drilling and completion costs of the first production well to be drilled on the Trout Properties at such location as may be agreed between the parties (the "Well");

•	Within six months of the successful completion and production of the Well, Octagon will pay to Zentrum a cash payment in the amount of$1,250,000;

The Company has received a preliminary budget for the drilling of the initial exploration well on the Trout property with costs estimated to be $1,500,000 Canadian dollars (USD $1,356,470), plus or minus 20 percent for seasonal adjustments including weather, rig and crew availability.  We anticipate making a drawdown of funds in order to meet our 50% obligation under the financing agreement as more particularly described in Note 5 below in order to finance costs associated with this initial well.

During the nine month period ended March 31, 2014, the Company expended $30,706 on the Trout property.  The Company is awaiting provision of the Formal Farm-In and Operating Agreements from Zentrum as at the date of this report.

Note 5 – Financing agreement:

(1)	Financing agreement with Zentrum Energie Trust AG ("Zentrum")

On October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum, whereby Zentrum will provide both debt and equity funds of up to CDN$2,500,000 (USD$2,337,130)  to the Company for investments in assets owned by private operating oil companies.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 5 – Financing agreement: (continued)

(1)	Financing agreement with Zentrum Energie Trust AG

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

Zentrum shall further have a first right of refusal on all financings for a period of two years from the execution of the formal agreement. The final agreement shall provide for registration rights. The formal agreements in regard to the initial letter agreement were to be prepared for execution, however as of March 31, 2014 they have not be prepared therefor the Company will rely on the terms of the letter agreement until such time as a formal agreement is finalized.

As of December 31, 2013, Zentrum has funded a total of US$701,515 to the Company (June 30, 2013 - $122,978).   Concurrently, the Company has provided through the Zentrum  financing agreement, an amount totaling $483,639 ($500,000CDN) from proceeds received to North Star which amount was used to participate in a private placement offering whereby we acquired an additional equity interest in North Star.  During the period, Zentrum completed a subscription agreement with the Company whereby they finalized the initial $500,000 equity draw down and concurrently delivered notice of warrant exercise for a total of $151,515, which represented additional proceeds funded up to the warrant exercise expiry date of October 3, 2013.  A total of 200,000 shares as a result of the equity draw down and a total of 50,505 shares pursuant to the warrant exercise were issued in January 2014.

The remaining 149,495 warrants under the first warrant attached to the financing agreement expired at the close of business on October 3, 2013, and therefore they are forfeited.  Zentrum continues to hold a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.

Further, under the terms of the financing agreement, the Company is required to pay fees of 8% or $40,000 related to funds received on the equity draw down which has been paid out during the nine month period ended March 31, 2014.

A total of $75,000 related to additional funds advanced to the Company during the three month period ended March 31, 2014 was repaid in full plus paid interest of $600.

(2)	Placement agent agreement with David Bisang

On January 30, 2014, the Company entered into a Placement Agent Agreement (the “PA”) with David Bisang (“DVB”) whereby DVB agreed to act as the Company’s non-exclusive agent in a private placement or similar unregistered transaction of equity or equity-linked securities of the Company.  The PA is for a period of twelve months from the date of execution.  The Company shall pay to DVB upon the closing of each transaction with investors, (i) eight percent (8%) of the aggregate consideration raised in each closing in cash and warrants to purchase five percent (5%) of the Company’s common stock at each closing, identical to any warrants issued to investors.  The foregoing fees are payable for any sale of securities during the twelve month term or within twenty-four months thereafter with respect to investors identified by DVB.  The Company is further required to pay expenses incurred by DVB including the fees and expenses of its legal counsel and any advisor retained by DVB.  Fees and expenses in excess of $1,000 require prior written authorization from the Company.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 5 – Financing agreement: (continued)

(2)	Placement agent agreement with David Bisang (continued)

On January 31, 2014, the Company closed a financing with one subscriber as described below and shall pay to DVB cash consideration of $60,000 and issued a total of 6,818 stock purchase warrants, each warrant exercisable at $6.50 per share for a period of two years from the date of issuance. The warrants were issued on February 8, 2014.

Note 6 – Securities purchase agreement:

On January 31, 2014, the Company entered into a securities purchase agreement (the “SPA”) to raise a total $750,000 with one accredited investor introduced by DVB to the Company.  Under the terms of the SPA, the purchasers subscribed for a total of 136,364 shares of the common stock of the Company at $5.50 per share and an equal number of warrants exercisable at $6.50 per share for a period of two years.

Note 7 – Related party transactions:

On January 29, 2013, the Board appointed Mr. Guido Hilekes as a Director and President of the Company.  Concurrently, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company, and also provides consulting services to North Star.   Mr. Guido Hilekes, our current President and a Director is also a member of the Board of Directors and the President of North Star, as well as the sole officer, director and controlling shareholder of Zentrum.

Zentrum has provided a line of credit to the Company (Note 5) and has also provided financing to North Star by way of a $1,500,000 (CDN) convertible debenture which debenture was converted to equity ownership in North Star during the current period so that Zentrum is now a 9% shareholder of North Star and is also the controlling shareholder of our Company.  The CEO of North Star is also an advisor to Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

During the period ended March 31, 2014 the Company paid a total of $26,927 to Richard Ebner, a member of our Board of Directors for corporate administrative fees and director’s fees.

Note 8 – Advances:

As of March 31, 2014 total advances from shareholders of the Company were $19,167 (June 30, 2013 - $19,167). The advances are on demand and bear no interest.

Note 9 – Issuance of shares:

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
March 31, 2014

Note 9 – Issuance of shares: (continued)

On January 24, 2013, the Company issued a total of 5,310,000 restricted shares of the Company to three independent shareholders of North Star valued at $3.30 per share, which was the market value of the shares based on the bid price of the shares on the date of the transaction, for a total acquisition cost of $17,523,000.

On January 14, 2014 the Company issued 250,505 shares to Zentrum in respect of the exercise of certain units disclosed above (ref Note 5 (1)).

On February 11, 2014 the Company issued 136,364 shares of the common stock of the Company at $5.50 per share and an equal number of warrants exercisable at $6.50 per share for a period of two years under the terms of the SPA. (ref Note 6)

As of March 31, 2014, there were a total of 26,932,342 shares issued and outstanding.

Note 10 – Stock option and Stock award:

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

The following tables summarize information concerning stock options outstanding as of March 31, 2014:

	March 31, 2014		June 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	1,500,000	6	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	1,500,000	6	-	-

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2013	-	-
Granted	1,500,000	$6
Vested	(500,000)	6
Forfeited	-
Unvested, end of March 31, 2014	1,000,000	$6

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 10 – Stock option and Stock award: (continued)

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$6	1,500,000	5.64	1,500,000

The Company recognized stock-based compensation expense of $5,553,334 during the nine month period ended March 31, 2014.

Unrecognized compensation expense related to outstanding stock options as of March 31, 2014 was $2,606,666 and is expected to be recognized in future periods.

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the nine month period ended March 31, 2014:

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 11 – Warrants:

On October 3, 2013, Zentrum completed a subscription agreement through the Zentrum AG financing agreement (ref Note 5(1)). Zentrum had funded a total of US$500,000 to the Company requiring the issuance of 200,000 Units, each Unit consisting of one share of common stock at US$2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of US$3.00 per share on or before October 3, 2013 and a three year warrant to purchase 200,000 shares of common stock at an exercise price of US$3.00 per share.  The second warrant has an expiry date of 3 years after closing of the first draw under this agreement. Concurrently, Zentrum delivered notice of exercise of warrant under the first warrant for a total of 50,505 shares of common stock for total proceeds of $151,515.

On January 31, 2014, the Company closed a financing with one subscriber and shall pay to DVB a total of 6,818 stock purchase warrants, each warrant exercisable at $6.50 per share for a period of two years from the date of issuance. The warrants were issued on February 8, 2014. (ref Note 5(2))

As at March 31, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2013	Issued	Exercised	Expired	Outstanding at March 31, 2014
$3	October 3, 2013	0	-	200,000	50,505	149,495	0
$3	October 3, 2016	2.51	-	200,000	-	-	200,000
$6.50	February 8, 2016	1.86	-	6,818	-	-	6,818
		2.49	-	406,818	50,505	149,495	206,818

Note 12 – Income taxes:

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

Operating loss carry-forwards generated during the period of June 9, 2008 (date of inception), through March 31, 2014, of approximately $1,490,924, will begin to expire in 2028. Accordingly, deferred tax assets total approximately $506,914 related to the net operating loss carry-forward. For the nine month periods ended March 31, 2014 and 2013, the allowance increased by approximately $268,493 and $12,812, respectively.

The Company has no tax positions at March 31, 2014, or June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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
March 31, 2014

Note 12 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 13 – Subsequent events:

On April 28, 2014 the Company granted 70,000 share purchase warrants exercisable into 70,000 shares of common stock at $5.50 per share for a period of 5 years from the date of issue to a consultant to the Company.

On April 28, 2014 the Company granted 250,000 share purchase warrants exercisable into 250,000 shares of common stock at $5.50 per share for a period of 5 years from the date of issue to a consultant to the Company.

On April 28, 2014 the Company granted 50,000 share purchase warrants exercisable into 50,000 shares of common stock at $5.50 per share for a period of 5 years from the date of issue to a Mr. Richard Ebner, a member of the Company’s Board of Directors.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

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

Current Business

We were incorporated as a natural resource exploration company to acquire, explore and develop natural resource assets.  We commenced our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease.   With a change in management and a review of the project, we allowed the farm-in agreement to lapse in fiscal 2010.

Our intention is to grow shareholder value through mergers and acquisitions opportunities available to the Company.  Following our intent, in late 2012 and early 2013, we  acquired substantial light and conventional heavy oil assets in Northern Alberta by way of a number of acquisition agreements as described below. We are now a development stage oil and gas company.

The current program schedule entails working with the operator of these properties to bring on production and cash flow through our direct working interests and indirect investments spread throughout the projects.

Notable Acquisitions

On December 24, 2012, we exchanged 14,000,000 shares of the Company with Zentrum Energie Trust AG (“Zentrum”) for approximately 3,100,000 shares of CEC North Star Energy Ltd. (“North Star”) and on January 23, 2013, we exchanged a further 1,410,000 shares of North Star with three independent stockholders of North Star for 5,310,000 shares of the Company bringing our ownership interest in North Star to 33% and making us the largest single stockholder of North Star.

On January 22, 2013, we entered into an acquisition of mineral rights agreement with (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement we have the right to acquire the Mineral Rights known as the Trout Properties by undertaking certain exploration activities on the properties acquired.  The acquisition was made between Zentrum and the Company.

On October 3,2013, we funded $483,639 (CAD$500,000) to North Star by way of a private placement subscription for a total of 13,158 units of North Star, each unit consisting of one common share of North Star at the price of $38CDN, and one two year warrant to acquire a common share of North Star at an exercise price of: (i) $58CDN per common share of North Star if exercised prior to September 30, 2014; or (ii) $76CDN per common share of North Star if exercised any time on or between September 30, 2014 and the expiration date.

RESULTS OF OPERATIONS

Results of Operations

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

We generated no revenue for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

For the three month periods ended March 31, 2014 and 2013, we incurred a net loss from operations of $983,657 and $18,253, respectively.  The significant increase in losses is due to a stock based compensation expense of $566,667 which was recorded during the three month period ended March 31, 2014 with no comparative expense for the same period ended March 31, 2013.  Due to increased operations we had an increase in investor relations fees from $nil for the three months ended March 31, 2013 to $93,136 for the three months ended March 31, 2014, other general and administrative expenses increased to $16,007 for the three months ended March 31, 2014 from $449 for the three months ended March 31, 2013, and professional fees increased to $42,322 for the three months ended March 31, 2014 from $1,456 for the three months ended March 31, 2013.

During the three months ended March 31, 2014, we incurred losses from equity investments of $263,885 as a result of the investments in CEC North Star Energy Ltd. compared to $16,348 loss for the three months ended March 31, 2013.

Nine month Period Ended March 31, 2014 Compared to nine month Period Ended March 31, 2013

We generated no revenue for the nine month periods ended March 31, 2014 and March 31, 2013, respectively.

For the nine month periods ended March 31, 2014 and 2012, we incurred a net loss from operations of $6,341,309 and $37,684, respectively.  The significant increase in losses is due to a stock based compensation expense of $5,553,334 which was recorded during the nine month period ended March 31, 2014 with no comparative expense for the same period ended March 31, 2013. Due to increased operations we had an increase in investor relations fees from $nil for the nine months ended March 31, 2013 to $161,185 for the nine months ended March 31, 2014, other general and administrative expenses increased to $29,269 for the nine months ended March 31, 2014 from $1,236 for the nine months ended March 31, 2013, professional fees increased to $136,475 for the nine months ended March 31, 2014 from $20,100 for the nine months ended March 31, 2013,  and we incurred exploration expenses in the amount of $30,706 as of March 31, 2014 with no comparable expense for the period ended March 31, 2013.

During the nine months ended March 31, 2014, we incurred losses from equity investments of $430,340 as a result of the investments in CEC North Star Energy Ltd. with comparable loss of $16,348 for the nine months ended March 31, 2013.

Period from Inception (June 9, 2008) to March 31, 2014

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $6,993,142. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of the nine months ended March 31, 2014, our cash balance was $503,772 and our liabilities totaled $87,128 as compared to cash of $108,593 and liabilities of $150,113 as at June 30, 2013.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.  Our cash position has improved due to us entering into a financing agreement with Zentrum Energie Trust AG to raise up to CAD$2,500,000 (US$2,260,790) by way of equity or debt, with the first draw down of US$500,000 being an equity draw down at $2.50 per unit, each unit consisting of one share of common stock and two stock purchase warrants, exercisable at $3.00 per share. With this facility in place, we believe that we have sufficient access to capital to fund out working capital for the next twelve months.

On October 3, 2013, pursuant to the financing agreement, Zentrum completed a subscription agreement whereby they finalized the initial $500,000 equity draw down and they sent a warrant notice of exercise for $151,515 which was the remaining portion of the funds reflected on our balance sheet as investor deposits at the notice date. To complete the equity draw down, at our request, Zentrum provided funds of $483,639 (CDN$500,000) directly to North Star for drilling operations.  The amount provided to North Star on our behalf was applied to a private placement subscription for a total of 13,158 units of North Star, each unit consisting of one common share of North Star at the price of $38 (CDN), and one two year warrant to acquire a common share of North Star at an exercise price of: (i) $58(CDN) per common share of North Star if exercised prior to September 30, 2014; or (ii) $76 (CDN) per common share of North Star if exercised any time on or between September 30, 2014 and the expiration date.

In respect of the completed equity draw down from Zentrum of $500,000 we issued a total of 200,000 shares and a further 50,505 shares pursuant to the warrant exercise for a total of 250,505 common shares on January 31, 2014.  The remaining 149,495 warrants under the initial share purchase warrant expired at the close of business on October 3, 2013 and therefore they are cancelled.  Zentrum continues to hold a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.   Further, under the terms of the financing agreement, the Company is required to pay fees of 8% on funds received on an equity draw down, and in that regard, $40,000 was paid out during the nine month period ended March 31, 2014 in respect of the $500,000 received from Zentrum.

We have approximately $1,763,400 ($1,950,000CDN) in funding remaining available under the credit facility.  We have a requirement to expend approximately $678,236 ($750,000 CDN)  on our Trout Lake property to earn our 50% working interest once we enter into a formal Farm In Agreement and Operating Agreement with Zentrum.

On January 31, 2014, we entered into a securities purchase agreement (the “SPA”) to raise a total $750,000 with one accredited investor introduced by DVB to the Company.   Under the terms of the SPA, the investor subscribed for a total of 136,364 shares of our common stock at $5.50 per share and an equal number of warrants exercisable at $6.50 per share for a period of two years.  The shares were issued on February 11, 2014.

There are no assurances funds will be available when needed.   We do not have a requirement to provide funding to North Star so all remaining funds under the equity line should be sufficient for our operations over the next twelve months.    There can be no assurance that additional financing under the credit line will be available to us when needed or whether other funding will be available, and, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of March 31, 2014, we had total assets of $61,711,568, comprised of cash on hand of $503,772 and prepaid expenses of $366 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy Ltd., valued at $61,207,430, as  compared to total assets of $61,198,235, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, in the amount of $61,198,235, on June 30, 2013.  As of March 31, 2014, our total liabilities decreased to $87,128 from $150,113 as of June 30, 2013 as we raised funds and paid down debt.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2014. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2014:

1)
Lack of an audit committee.  We do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have a relatively small number of people involved in bookkeeping functions and part of our work is provided by an outside booking firm which has only two staff members.  The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

5)	Ineffective controls over period end financial disclosure and reporting processes.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, the Company has taken steps to mitigate this risk by expanding the financial supervision, record keeping and reporting duties undertaken by certain members of our management team and board of directors to ensure more effective coordination and communication with third party consultants that presently perform the majority of our accounting functions.  Additionally, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2014 the Company granted 70,000 share purchase warrants exercisable into 70,000 shares of common stock at $5.50 per share for a period of 5 years from the date of issue to a consultant to the Company.

On April 28, 2014 the Company granted 250,000 share purchase warrants exercisable into 250,000 shares of common stock at $5.50 per share for a period of 5 years from the date of issue to a consultant to the Company.

On April 28, 2014 the Company granted 50,000 share purchase warrants exercisable into 50,000 shares of common stock at $5.50 per share for a period of 5 years from the date of issue to a Mr. Richard Ebner, a member of the Company’s Board of Directors.

These securities were issued in reliance upon Regulation S of the Securities Act to persons who are "accredited investors" as such term is defined in Rule 501(a) under the Securities Act, or in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by the recipients.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:
Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Agency Agreement between the Company and DVB	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
10.2	Form of Securities Purchase Agreement	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
10.3	Form of Warrant	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

* To be filed by Amendment.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date: May 20, 2014	By:	/s/ Guido Hilekes
Guido Hilekes
Chief Executive Officer (Principal Executive Officer), President and Director

Date: May 20, 2014	By:	/s/ Bryan Cook
Bryan Cook
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Director