Form 10-Q/A
period 2014-03-31
OCTAGON 88 RESOURCES, INC.
filed 2014-06-12
CIK 1444837

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

Explanatory Note

                This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Octagon 88 Resources Inc. for the nine month period ended March 31, 2014 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on May 20, 2014.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:
Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Agency Agreement between the Company and DVB	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
10.2	Form of Securities Purchase Agreement	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
10.3	Form of Warrant	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on February 7, 2014.
31.1	Section 302 Certification - Principal Executive Officer	Incorporated by reference to the Form 10-Q filed with the SEC on May 20, 2014.
31.2	Section 302 Certification - Principal Financial Officer	Incorporated by reference to the Form 10-Q filed with the SEC on May 20, 2014.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Incorporated by reference to the Form 10-Q filed with the SEC on May 20, 2014.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Incorporated by reference to the Form 10-Q filed with the SEC on May 20, 2014.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

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

OCTAGON 88 RESOURCES, INC.

Date: June 12, 2014	By:	/s/ Guido Hilekes
Guido Hilekes
Chief Executive Officer (Principal Executive Officer), President and Director

Date: June 12, 2014	By:	/s/ Bryan Cook
Bryan Cook
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Director