Form 10-K/A
period 2013-06-30
OCTAGON 88 RESOURCES, INC.
filed 2014-10-14
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53560
Commission File Number

OCTAGON 88 RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2793743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hochwachtstrasse 4, Steinhausen CH	6312
(Address of principal executive offices)	(Zip Code)

(41) 79 237-6218
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
n/a	n/a
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

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

None

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment") amends Octagon 88 Resources, Inc.’s  (the "Company") annual report on Form 10-K for the fiscal year ended June 30, 2013, as amended (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "Commission") on October 18, 2013 and amended on October 22, 2013.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the disclosure under Item 1 (Business)” of the Original 10-K is hereby amended and restated in their entirety.

In addition, the financial statements included in the Original 10-K have been amended to reflect the following:

•
Expanded disclosures to comply with FASB ASC 323-10-50-3 and Rule 8-03 (b)(3) of Regulation S-X as set forth in Note 4 to the financial statements included herein, including disclosure relating to a third party valuation of the Company’s equity interest in CEC North Star Energy Ltd. as at the fiscal year ended June 30, 2013;

•	Correction of certain typographical errors to clarify the issuance of 14 million shares of the Company’s common stock to acquire a 22% interest in CEC North Star Energy Ltd.;
•	Expanded disclosure setting forth the relationships of certain parties to the December 24, 2012 agreement whereby the Company acquired its 22% interest in CEC North Star Energy Ltd.; and
•
An amendment to the value recorded for the Company’s ownership interest in CEC North Star Energy Ltd. to account for certain adjustments received from CEC North Star Energy Ltd. relating to stock based compensation issued during the period ended June 30, 2013 and a revision to the capitalized value of certain leases held for development, which adjustments resulted in an reduction in the loss recorded on the Company’s long term investment in North Star accounted for under the equity method from $(533,358) to $(468,869) as discussed in Note 3 to the financial statements included herein.

This Amendment speaks as of the original filing date of the Original 10-K.   The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K.

We have also included as exhibits the certifications required under Section 302 and Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to October 18, 2013, the date of the filing of the Original 10-K.

v

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

The Company’s intention is to grow shareholder value through mergers and acquisitions opportunities available to the Company.  Following the intent of the Company, in late 2012 and early2013, we  acquired substantial light and conventional heavy oil assets in Northern Alberta by way of a number of acquisition agreements pursuant to which we acquired certain direct and indirect working interests more particularly described above and throughout this annual report on Form 10-K.

Following the consummation of these acquisitions the Company emerged from shell status.  We acquired an indirect working interest in a contiguous land base of 73 sections of oilsands leases in the Province of Alberta through the acquisition of shares in CEC North Star Energy Ltd. and a direct working interest in petroleum and natural gas leases known as the Trout Lake Properties, also located in the Province of Alberta.

Exploration Activities

In late 2012, North Star performed an in-house extensive geological review of 25 historical wells drilled relying on available public information.  North Star then purchased additional 2D seismic prior to drilling two exploratory delineation wells in March 2013 targeting heavy oil in the Elkton formation (11-4-92-23W5) and the Bluesky formation (8-12-0-91-22W5) and undertaking a number of independent third party evaluations in order to obtain further information from the drilling.

•	CEC Deadwood 11-4-92-23-W5

In March 2013, North Star drilled the discovery well for the Elkton oil pool at Manning.  The objective of this well was to core and delineate the Elkton formation.  Drilling and coring were completed in five days.  The core was sent to AGAT Laboratories, or AGAT, a third party independent laboratory, for porosity, permeability, oil saturation, oil viscosity and API oil gravity analysis.   Following the drilling and coring of this well, the well was logged by Baker Hughes.    This well was the first drilled in the Manning Area to test the heavy oil potential of the Elkton erosional edge play.

•	CEC Deadwood 8-12-91-22W5

In March 2013, the Bluesky test delineation well or stratigraphic test well (drilled for purposes of obtaining core data and subsequently abandoned, and surface immediately reclaimed) was drilled based on a positive seismic signature that suggested a deep valley fill cut and a thick sandstone deposit.  The objective of this well was to core and delineate  the Bluesky formation.  Drilling and coring were completed in five days twenty-two meters of core were recovered.  The core was sent to AGAT for porosity, permeability, oil saturation, oil viscosity and oil API gravity analysis.  Following the drilling and coring of this well, the well was logged by Baker Hughes.

The cores from the two well coring programs on both the Elkton and the Bluesky wells described above were analyzed by AGAT’s, Calgary, Alberta offices.  In addition, a heavy oil feasibility study was prepared by Schlumberger Canada Ltd. dated June 2013 and an independent evaluation of oil potentially in place was prepared for North Star by GLJ Petroleum Consultants. Our management believes that, based on the information contained in the reports provided by these independent consultants, the Manning Project has substantial merit and value.  Based on the information provided in the reports, the Company decided to drill a production test well at 9-4-92-23W5 prior to December 31, 2013.

As of October 18, 2013, the Company does not have any reportable reserves.

Our current plan of development entails working with North Star, the operator of these properties, to bring on production and cash flow through the Company’s direct working interests in Trout Lake and its indirect interests in the Manning Project, which are held by virtue of the Company’s percentage ownership in North Star.

Notable Acquisitions

On December 24, 2012, we exchanged 14,000,000 shares of the Company with Zentrum Energie Trust AG (“Zentrum”) for approximately 3,100,000 shares of CEC North Star Energy Ltd. (“North Star”) and on January 23, 2013, we exchanged a further 1,410,000 shares of North Star with three independent stockholders of North Star for 5,310,000 shares of the Company bringing our ownership interest in North Star to 31.4% and making the Company the largest single stockholder of North Star.  Certain of the officers and directors and shareholders of North Star, Zentrum and the Company are related parties as further described herein under “Related Party Transactions.”

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement, the Company has the right to acquire the Mineral Rights known as the Trout Properties by undertaking certain exploration activities on the properties acquired.  The acquisition was made between Zentrum and the Company.  Certain of the officer and directors and shareholder of Zentrum and the Company are related parties as further described herein under “Related Party Transactions.”

 About North Star

Incorporated in Alberta in 2012, North Star was established by a group of international financial and oil and gas experts to build a major oil and gas company targeting conventional heavy crude oil sands opportunities in northwestern Alberta, Canada.

Since its inception, North Star has acquired and consolidated an extensive contiguous land base of 73 sections, from which they have:

•	developed a geological model for the resources in the area and specifically for the lands held;
•	drilled wells, conducted cores and seismic tests;
•	acquired more land on the trend; and
•	obtained third party reviews of the projects and geological models relating to such resources.
Manning Project – Phased Development Model focusing on primary recovery of the “Elkton Erosional Edge”

A plan of development (POD) has been compiled that proposes a combined phased development of the “Manning Project” that is located in the Peace River block of northwestern Alberta, Canada.  The Manning Project comprises the following targets:

(1) Primary recovery of oil in the Elkton Erosional Edge;

(2) Debolt Erosional Edge Formation;

(3) Multiple Bluesky/Gething primary recovery and thermal projects; and

(4) Down-dip from Erosional Edge Elkton and Debolt formations exploration and development.

The main focus of the POD is expected to be the primary recovery of 13-15API heavy oil in the Elkton Member.

 Trout Property

The Trout Property is comprised of certain oil and gas leases as detailed below:

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown P&NG Development Lease No. 7408100382 Expiry: July, 2017
The Mineral Rights Agreement contains the following terms, amongst others, and certain of these terms will comprise the plan of development for the Trout Property.

•	An 8% Royalty of Gross Monthly Production to be paid to Zentrum;
•
On or before December 31, 2013, the Company shall have drilled a minimum of one (1) Exploration Well to Contract Depth at locations to be provided by Zentrum and agreed to by the Company on Section 989 R3W5 of the Trout Property.

•
On or before June 30, 2014, unless otherwise mutually agreed to, the Company shall perform a 3D seismic program on Sections 4, 5, 6-89 R3W5 of the Trout Property. A copy and rights to the seismic data shall be provided to the Vendor within 60 days of the completion of the project;

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

Provincial and local laws and regulations govern oil and gas activities. Operators of oil and gas properties are required to have a number of permits in order to operate such properties, including operator permits and permits to dispose of salt water. The operator, North Star, possesses all material requisite permits required by the provinces and other local authorities in which they operate properties based on their activity at the time of the respective operation.

The AER D56 requirements for licensing, notification and obtaining approval applies to the development of the Manning Project.  A full directive of the requirements can be found at;

http://aer.ca/documents/directives/Directive056.pdf

North Star was required to apply and be granted permits for the drilling of the two exploratory wells discussed herein as well as for the drilling of the production well which commenced drilling in October 2013.  For the ongoing drilling operations, our operator will be required to apply for and secure permits for the planned operations as detailed in the above noted directive.

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

The Company’s Canadian properties are located in Alberta. Most of these properties are held under leases/licences obtained from the respective provincial or federal governments, which give the holder the right to explore for and produce crude oil and natural gas. The remainder of the properties are held under freehold (private ownership) lands.   The leases held by CEC North Star are a 100% working interest in oil sands leases granted by the Government of Alberta.    The Trout Lake properties are 100% petroleum and natural gas leases granted by the Government of Alberta.

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

•
Effective May 1, 2010, an extension of the period subject to the 5% maximum royalty rate for CBM and shale gas wells to the first 36 months after start of production, subject to volume limits of 750 MMcfe for CBM and no volume limits for shale gas.

•
Effective May 1, 2010, an extension of the period subject to the 5% maximum royalty rate for horizontal natural gas and crude oil wells. The period for horizontal natural gas wells is extended to the first 18 months after start of production, and volumes of 500 MMcfe.  Limits on production months and volumes for crude oil will be set according to the measured depth of the wells.

•
Effective January 1, 2011, a reduction in the maximum royalty rate to 5% on new natural gas and crude oil wells for the first 12 months after the start of production, subject to volume limits of 500 MMcfe and 50,000 BOE respectively.

•
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

Our oil and gas operations are subject to the economic risks associated with exploration, development and production activities, including substantial expenditures to locate and acquire properties and to drill exploratory wells. Additionally, the cost and timing of drilling, completing and operating wells may be uncertain. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be delayed or unsuccessful, and may result in the total loss of our investment in a particular property.  North Star is presently developing a technology for enhanced oil recovery with Perm labs, an independent third party company based in the Province of Alberta,  that helps develop and evaluate enhanced oil recovery schemes for the oil and gas industry. The technology required to economically produce the Manning Project, or any project requiring an enhanced oil recovery technology, is not well developed at this time, and thus additional time and costs may be incurred to fully develop the technology to an economic stage.  While we can use conventional production methods such as SAGD or Cyclic Steam, which is in extensive use by many producers, we believe that if we can successfully finalize the development and implementation of the North Star technology that we will have the opportunity for enhanced recovery for our project.  There can be no assurance that North Star will be successful in developing this technology.

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

“Delineation test well  or stratigraphic test well” drilled for purposes of obtaining core data and subsequently abandoned, and surface immediately reclaimed.

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

CEC North Star Properties

Land

We are a 31.4% shareholder in North Star.   North Star has 73 sections comprised of 46,720 acres of oilsands leases in the Manning area of northwestern Alberta.  We hold an indirect interest in this project by virtue of our ownership in North Star.

The following maps depict the North Star lands as located in the Province of Alberta and the North Star lands in relation to their locations in the township:

Table of Mineral Rights Held by CEC North Star Energy Ltd.

Lease Number	Sections	Township	Range	Meridian	Area (Sections)
7411040291	1-36	091	22	W5M	36
7411070001	13, 24-26, 34, 35	091	23	W5M	6
7411070002	15, 22, 27, 28, 32, 33	091	23	W5M	6
7411070003	36	091	23	W5M	1
7411070003	1, 2, 11, 12	092	23	W5M	4
7411070004	3-5, 8-10	092	23	W5M	6
7408100382	14, 23	091	23	W5M	2
7413010015	6, 7, 18	091	21	W5M	3
7413010015	19, 30, 31	091	21	W5M	2
0513010153	12	091	21	W5M	1
	20, 21, 29, 31	091	21	W5M	4
	6, 7	092	21	W5M	2
				Total Area	73 Sec

Reserves Reported to Other Agencies

We do not currently have any proved net oil or gas reserves.

Production

We do not currently have any oil and gas production.

Productive Wells and Acreage

We do not currently have any oil or gas productive wells or developed acreage.

Undeveloped Acreage

North Star has 73 sections comprising 46,720 undeveloped net and gross acres of oilsands leases located in the sections, ranges and townships in the Manning area of northwestern Alberta as detailed able under Table of Mineral Rights Held.  All oilsands leases have primary terms of 15 years.  The current North Star leases have remaining primary terms between 10 to 14 years.  A total of 1,280 acres expire on October 1, 2023, 23,040 acres expire on April 1, 2026, 12,160 acres expire on July 1, 2026, 3,840 acres expire on January 9, 2028 and the remaining acreage expires on August 1, 2028.

Once placed into production, the leases can be extended indefinitely or until deemed non-commercial and then the surface is reclaimed and mineral rights returned to the Crown.

Geology

Introduction

The exploration and attempted development of heavy oil in carbonate rocks in Alberta, Canada has been focused on Devonian-aged formations (particularly the Grosmont Formation).  Laracina and OSUM, Shell, Husky, Sunshine, Athabasca and others have targeted the Grosmont Formation in the Athabasca region of Alberta.

There is now information in the form of public domain geological and engineering papers and government publications related to the potential of this heavy oil zone. The oil is extra heavy (API gravity  range of 5 to 9 degrees), and the reservoir rocks are highly heterogeneous, consisting of fractured dolomites, low permeability dolomites and high porosity dolomites (termed “dolofudge”). The bitumen is commonly trapped at the Grosmont D and C erosional edges, commonly referred to as the “sweet spot.” Methods of bitumen extraction all involve secondary methods, such as steam, fire flooding and solvent. Less information exists about the heavy oil quality (i.e., API gravity and viscosity) and reservoir quality of Mississippian heavy oil carbonates.

Many of the oil and gas pools occur along subcrop or erosional edges also. Because significant subaerial erosion occurred during the late Carboniferous to Permian time, Mississippian rocks are unconformably overlain commonly by Mesozoic strata, such as in the Manning area of northern Alberta.

History of Exploration for Heavy Oil in the Manning Area

The Peace River area heavy oil development has been primarily by production from the Cretaceous Bluesky Formation for 20 years.  The major operators in the area include Shell, Baytex, Murphy, PennWest and Koch. Oil is produced by both primary (pumping horizontal wells) and secondary methods (CSS or SAGD schemes). The oil is generally 11 oAPI with viscosity ranging from less than 10,000 centipoise to well over 100,000 centipoise.

The only known primary production of heavy oil from Mississippian carbonates in Alberta is from the fractured Pekisko Formation dolomites at Seal (Figure 1 below). Some of the best producing wells have cumulative oil production of up to approximately 250,000 barrels of oil. The API gravity of the oil is also  typically 11 degrees. The wells are completed open hole with or without acid squeezes.

In March 2013, North Star drilled two exploratory delineation wells or stratigraphic test wells (drilled for purposes of obtaining core data and subsequently abandoned, and surface immediately reclaimed) targeting heavy oil in the Elkton Member (11-4-92-23W5) and the Bluesky/Gething Formation (8-12-91-22W5). Cores were obtained from the prospective zones of interest and submitted to AGAT Laboratories for porosity, permeability, oil saturation, and oil viscosity and API oil gravity analyses.

Based on the existing data from the public domain, three heavy oil play types have been identified on North Star  lands in the Manning area:

1) Mississippian Elkton Member (Elkton) erosional edge carbonates,

2) Mississippian Debolt Formation (Debolt) erosional edge carbonates, and

3) Cretaceous Bluesky Formation (Bluesky) estuarine valley fill sandstones.

Bluesky Channel (Estuarine Valley Fill) Prospect

The Bluesky Formation is the major producing zone in the Peace River area of northern Alberta. It is a sandstone that was deposited in the Lower Cretaceous within a marginal marine environment. Major operators south of Manning include Shell, Baytex, PennWest, Koch and Murphy. The heavy oil and bitumen-filled sandstones are exploited by primary horizontal wells and secondary steam methods such as CSS.

In the Manning area, a Bluesky deposit was identified by a combination of geological and seismic evaluation. Comparison of selected well logs from the south to the north Peace River Bluesky suggests petrophysical similarities, indicating potential for good porosity and heavy oil presence.

Oil Trapping and Seismic Evaluation

Heavy oil trapping in the Bluesky Formation is different than in the Elkton and Debolt. Oil is trapped statigraphically in porous sandstones with lateral and vertical seals (i.e., Wilrich shales) created by variations in lithology such as sandstones grading into sandy shales.  Seismic evaluation is particularly instrumental in determining thick channel deposits such as those discovered south of Manning. Such channel deposits are characteristically 1.5 to 3 kilometers wide, trending in a north-south direction.

Regional Geology and Depositional Setting

The main goal of the drilled well was to determine the presence of oil, oil quality and where to subsequently shoot a 3-D seismic program should the well be considered successful.

CEC Deadwood 8-12-91-22W5

This Bluesky test was drilled in March 2013 based on a positive seismic signature that suggested a deep valley fill cut and therefore a thick sandstone deposit. Forty-two meters of core were recovered over the Wilrich shales (caprock) and the Bluesky and underlying Shunda zone (bottom seal). The core was sent to AGAT Laboratories for porosity, permeability, oil saturation, and oil viscosity and oil API gravity analysis.

Wellsite Report

The geological wellsite report describes the Bluesky consists of light to medium brown sandstone at the top with strong hydrocarbon odor and oil staining. It grades into sandy (bioturbated and laminated) shales and shaley oil-stained sandstones and then a thick sandstone at the base, strong stained at its top with decreasing oil saturation with depth.

Higher porosity occurs in the basal sandstone, while the upper sandstone can be partly greenish in color because of abundant glauconite. The same glauconite is also responsible for the high gamma ray response in the upper sandstone.

Well Logging

The well was logged by Baker Hughes after the well was drilled and cored. Resistivity (induction), SP (spontaneous potential), sonic, neutron-density, Pe, gamma ray and caliper logs were run from surface casing to depth. Identified were the glauconitic sandstone between 424 to 427.5 m, the shaley, bioturbated sandstone and sandy shale zone between 427.5 to 443.5 m and the thick sandstone (may be Gething) between 443.5 to approximately 470 m.

An oil-water contact is indicated at approximately at 449.5 m (or 451.50 m in core). A sample for oil analysis was taken at approximately 445 m (447.44-447.68 m in core).

Core Description and Core Analysis

Core descriptions by AGAT Laboratories show that the overlying Wilrich shales are grey to earthy grey with fine, disseminated pyrite and traces of carbonaceous material and glauconite. The upper Bluesky interval consists of medium to dark brown oil-stained sandstone with excellent intergranular porosity, even to spotty brown oil staining and dull yellow to orange fluorescence. The middle Bluesky interval consists of both sandstone and shale with banded to spotty oil staining throughout, variably laminated and bioturbated with pyrite, carbonaceous material and occasional glauconite. The lower zone consists of dark brown oil-stained sandstone with excellent intergranular porosity, grading to spotty oil stain with depth.

A permeability-porosity crossplot shows that the Bluesky Formation at 8-12-91-22W5 has very good to excellent porosity, ranging from 25% to 35%, and good to excellent permeability ranging up to approximately 3 darcies.

Oil Saturation and Oil Quality

AGAT Core analysis of the upper Bluesky interval shows oil saturations ranging from 60% to 76% and bulk mass oil fractions from 0.073 to 0.131 which is very typical for producing Bluesky sandstones in the south.

AGAT Core analysis of the lower Bluesky interval shows oil saturations ranging from 55% to 79% in the oil zone, grading down to 27.5% in the water zone. Bulk mass oil fractions range from 0.074 to 0.119.

Only one sample was successfully analyzed for oil viscosity and API gravity. It was at 447.44–447.68 m in the lower Bluesky interval, approximately 23 m from the top. The results are indicating an API gravity of 10.73 degrees and a viscosity of 49,846 centipoise at 20 degrees Celsius.

The oil viscosity determined from the analysis of one sample from the 8-12-91-22W5 well indicates that is on the cusp of primary production. The upper Bluesky oil (23 m above) is likely lighter, but more work is required to determine its primary production potential. Furthermore, a 3-D seismic program is required to delineate the thick Bluesky channel sandstone geometry just north of the subject well.

Elkton Erosional Edge

At present, the Elkton Member is considered to be the primary target on North Star lands. Oil has been trapped up dip at the Elkton erosional edge where the Elkton Member (and also the Debolt Formation) is unconformably overlain by impermeable Wilrich Member shales (part of the Spirit River Formation) and thin Bluesky sandstones (see Figure 3 below, NE to SW cross-section). As indicated above, this is a common feature shown by Mississippian-aged, conventional oil and gas fields in Alberta.

Oil Trapping, Mapping Parameters and Seismic Evaluation

Similar oil pay cutoffs that have been used for the Grosmont heavy oil play were applied to well logs to delineate Elkton (and Debolt) pay. These cutoffs are 18% porosity and 100 ohm-meters resistivity and correlate well for mapping purposes to define the potential Elkton oil pool at Manning.

“Because Mississippian reservoirs are primarily associated with the subcrop, they are often difficult seismic targets. The target is frequently a structure, but the many different lithologies of the overlying beds can either mask or exaggerate the identification of the unconformity” (Reimer, D.A., 1989).

Future 3-D seismic shooting would greatly benefit subsequent drilling plans and stages of development throughout the entire Elkton pool.

Seismic evaluation of three  2D lines purchased recently (i.e., trade seismic data) demonstrates the thinning of the Elkton near the mapped erosional edge. The geology of the Mississippian formations is relatively flat and continuous, and therefore reasonably predictable.

Regional Geology and Depositional Setting

At Manning, the Elkton occurs between approximately 420 to 470 m, a common depth for both primary and secondary heavy oil production in Alberta (e.g., Lloydminster, Cold Lake and Pelican Lake).

A petrographic study completed by AGAT Laboratories in December 2012 showed that the rock is a peloidal fossiliferous, high energy grainstones to packstone (limestone) with 20% visible (i.e., effective) porosity as interparticle, intraparticle and intercrystalline pores. Such limestones are common exploration targets because of their excellently preserved porosity and permeability. To produce such petrographic images, a cleaned core sample is mounted on a glass slide and then ground down to 30 microns in thickness where it can then transmit light for microscopic examination.

CEC Deadwood 11-4-92-23W5

The discovery well for the Elkton oil pool at Manning was drilled in March 2013 by North Star. Drilling and coring were completed in five days. The core was sent to AGAT Laboratories for porosity, permeability, oil saturation, oil viscosity and oil API gravity analysis. This well was the first ever drilled in Manning to test the heavy oil potential of the Elkton erosional edge play.

Wellsite Report

The geological wellsite report based on drill cuttings and the ends of core shows that the Elkton consists of light to medium brown limestone with strong hydrocarbon odor, dull yellow fluorescence and up to 20% visible porosity in form of pinpoint vuggy and matrix porosity. Of note is the gas show from 454 to 457 m, coinciding with the highest permeability and best oil viscosity.

The heavily oil-stained core ends and drill cuttings revealed that the oil was also very foamy, suggested by gas bubbles being released from the oil at the wellsite.

Well Logging

The well was logged by Baker Hughes after the well was drilled and cored. Resistivity (induction), SP (spontaneous potential), sonic, neutron-density, Pe, gamma ray and caliper logs were run from surface casing to depth. Neutron-density porosity ranges up to 30% and resistivity ranges as high as 400 ohm-meters. The suggested lithology is limestone with some chert and clay defining the Middle Elkton.

Core Description and Core Analysis

The AGAT report has figures representing the Upper, Middle and Lower Elkton core. The oil is very black, typical of heavy oil from the Peace River heavy oil deposits. Live black oil can be observed on the surfaces of the core sections. Also in places the occurrence of bubbles extruding from the oil. The whitish parts of the core represent chert or siliceous replacement and occasional vug filling.

The AGAT core descriptions indicate excellent pinpoint vuggy and intercrystalline porosity, even dark brown oil stain throughout and rare fractures.  Of importance are the 3.1 m of lost core at the top where the highest permeability is recorded.

Thirteen core plug samples (drilled plugs measuring 25.4 mm in diameter) were selected for analysis. Traditional full diameter core analysis (measuring the full core pieces) was deemed impossible because of friability of the rock and very high oil saturation. In other words, should the large core pieces be subjected to cleaning by toluene, the experienced AGAT personnel believed that they would fall apart and be unusable for analysis. Therefore, it was decided that small diameter core plugs would be taken, put in Teflon sleeves, cleaned and then analyzed at a simulated overburden pressure of 1000 psi.

The AGAT report shows the porosity-permeability crossplot, indicating the highest permeability in the Upper Elkton corresponding to relatively coarse grained grainstones.. Both the Middle and Lower Elkton units have lower permeability, corresponding to finer grained packstones. Of note is the very high, measured porosity between 27% and 33%.

Thin Section Petrography

The AGAT report further shows thin section photomicrographs of representative samples from the Upper, Middle and Lower Elkton. The reddish or pinkish color is a dye used to distinguish limestone from dolomite. The Upper Elkton consists of highly permeable and porous, peloidal bioclastic (fossiliferous) lime grainstones. Porosity (blue) occurs as interparticle, intraparticle (within grains as in Plate 3D), vuggy and intercrystalline pores. Many of the carbonate grains are recrystallized calcite, consisting of a typical Mississippian assemblage of bryozoans, forams, pelecypods, echinoids, corals and brachiopods.

The Middle Elkton consists of cherty, argillaceous lime packstones that are finer grained than the grainstones and have good porosity with a higher percentage of smaller pores. The clay and chert content in the Middle Elkton, likely occurring because of local depositional exposure, are responsible for the higher gamma ray and lower resistivity on well logs.

The Lower Elkton consists of bioclastic peloidal packstones with good porosity with occasional dolomite rhombs. Porosity consists of smaller-sized pores than in the grainstones, found within carbonate grains (intraparticle porosity) and between grains (interparticle porosity).

Oil Saturation and Oil Quality

Core analysis indicates that the Elkton has very high oil saturations between 70% and 85%, averaging approximately 78%. Bulk mass oil fractions range between 0.08 and 0.12, which are commonly observed for productive heavy oil reservoirs. The ubiquitous black color in core and the high porosity and resistivity observed in well logs support the abundant oil reported from core analysis.

Oil was extracted from core by centrifuge to obtain both viscosity and API oil gravity analysis.   Analysis of a sample from the Upper Elkton shows a viscosity (at 20 degrees Celsius) of 9,335 centipoise and an API oil gravity of 14.49 degrees. Middle and Lower Elkton oil analyses show viscosities of 13,088 and 19,360 centipoise and API oil gravity of 13.62 and 13.07degrees respectively.

The results are shown in the AGAT report. These oil analyses suggest that the Elkton can be produced by primary methods. Vertical oil viscosity segregation within the Elkton is not as variable as in the Bluesky oil reservoirs south of Manning.

Debolt Erosional Edge

The Debolt Formation in the Manning area can be subdivided into Debolt A, Debolt B and Debolt C. Outside the Manning area, another unit, the Debolt D, adds to the overall thickness of the Debolt of approximately 90 m. The Debolt A unit overlies the Elkton Member, separated by an 8 to 13 m thick, relatively impermeable shaley carbonate to shale interval.

Previous operators have drilled wells in the Debolt Formation, testing its heavy oil potential..

Oil Trapping, Mapping Parameters and Seismic Evaluation

A cross-section that was shown previously (Figure 4) demonstrates the trapping mechanism of heavy oil in the Debolt at Manning. The up dip edge conforms to a zero isopach thickness where the Debolt A is eroded off, while the down dip zero edge reflects decreasing oil saturation.

The net pay area of the Debolt is smaller than the Elkton’s, and the structure is slightly lower (more down dip), perhaps suggesting that the oil quality may be slightly lower than the Elkton oil.

As indicated above, seismic modelling of the erosional edge at Manning completed by North Star suggests that the Debolt A can be mapped quite accurately, thereby aiding in optimal well placement and reserve area definition. The beneficial, preliminary use of older trade seismic indicates that a future 3-D seismic shoot would greatly benefit any full-scale field development.

Regional Geology and Depositional Setting

The Debolt Formation thickens to the south and west of Manning and ranges in depth from approximately 425 m at Manning to over 650 m west. The Debolt was deposited in a shoaling upward environment, but displays more horizontal laminations than the Elkton, suggesting deposition in a somewhat lower energy environment.

A petrographic study completed by AGAT in December 2012 on drill cuttings from previously drilled wells showed that the Debolt consists of slightly dolomitic, peloidal, bioclastic wackestones to packstones with variable vuggy and intercrystalline porosity. It’s encouraging to note that larger vugs (blue) occur at the drill cutting scale and that the vials containing the cuttings all smelled of hydrocarbon.

Drilling Activities

Two net wells have been drilled on the Manning Project during the Company’s fiscal year ended June 30, 2013.   In March 2013 the wells were licensed as and drilled as vertical stratigraphic test wells for purposes of defining the extent of the reservoir with logging and to obtain cores for further testing and were plugged, abandoned and surface reclaimed.

As of the date of this filing, CEC has commenced the drilling of its first primary production well 9-4-92-23-W5 on the Elkton erosional edge. The Elkton well was spudded October 9, 2013.  Drilling has commenced and will continue on the vertical leg targeting total depth of 480 meters.  The complete Elkton pay zone will be cored with the core samples sent from the site to AGAT Labs. Post coring and testing the horizontal leg will be kicked off.

Present and Planned Activities

CEC North Star has commenced the drilling of its first primary production well on the Elkton Erosional Edge project as detailed above.  The proposed activity plan for the next twelve months is expected to evolve from the initial well which is currently being drilled.  The North Star development strategy consists of conventional technologies based on primary recovery, using single vertical wells with single 1000+-meter horizontal wells at typically 160-meter spacing and an installed electric/hydraulic drive at surface with downhole progressive cavity pumps.  Subsequent stages are expected to use single vertical wells with 5 to 10 horizontal legs and single pumps to minimize capital and maximize recovery.  Rental tanks and associated equipment will be used until the Central Processing Facility is built.  Infill drilling will be executed to bring spacing down to typically 80 meters and increase incremental production.  This development is expected to be followed up with waterflooding or pressure maintenance

Delivery Commitments

We do not currently have any delivery commitments.

Trout Lake Property:

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement to acquire the Mineral Rights known as the Trout Properties.  The Trout Properties consists of 4 contiguous sections of P&NG leases.

Reserves Reported to Other Agencies

We do not currently have any proved net oil or gas reserves.

Production

We do not currently have any oil and gas production.

Productive Wells and Acreage

We do not currently have any oil or gas productive wells or developed acreage.

Undeveloped Acreage

We hold a total of 2,560 gross and net undeveloped acres under the following leases.

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown P&NG Development Lease No. 7408100382 Expiry: July, 2017

Drilling Activities

There has been no drilling activity undertaken on these leases.

Present Activities

The Company is currently evaluating the prospect.  It is required under its agreement to commence the drilling of the first exploration well on or before December 31, 2013 to Contract Depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property.  Anticipated costs to drill this well are $1,500,000.  These costs are the total costs to drill the well all of which are to be borne by the Company under the terms of their agreement with Zentrum.

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

Year 2013	High ($)	Low ($)
4th Quarter ended 6/30/2013	10.33	3.60
3rd Quarter ended 3/31/2013	6.85	3.20
2nd Quarter ended 12/31/2012	3.50	0.0001
1st Quarter ended 9/30/2012	3.00	0.0001
Year 2012	High ($)	Low ($)
4th Quarter ended 6/30/2012	0.0001	0.0001
3rd Quarter ended 3/31/2012	10.00	0.0001
2nd Quarter ended 12/31/2011	10.00	0.15
1st Quarter ended 9/30/2011	10.00	0.05

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

Capital Resources

As of June 30, 2013, we had total assets of $61,252,724, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy  Ltd., valued at $61,154,131, as  compared to total assets of $355 comprising solely cash, on June 30, 2012.  As of June 30, 2013, our total liabilities increased to $150,113 from $38,690 as of June 30, 2012 as we increased operations.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

Results of Operations

During the fiscal years ended June 30, 2013 and 2012, we earned no revenues from operations.

For the fiscal years ended June 30, 2013 and 2012, we incurred a net loss from operations of $507,527 and $32,501, respectively.  The substantive change to the net loss reported year over year was a result of reported losses from equity investments of $468,869 resulting from the Company’s investment in CEC North Star Energy Ltd. in the current year, with no comparable loss for the fiscal year ended June 30, 2012.

Period from Inception (June 9, 2008) to June 30, 2013

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $650,122. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

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

OCTAGON 88 RESOURCES, INC.
(An exploration stage enterprise)
REPORT AND FINANCIAL STATEMENTS
June 30, 2013

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Octagon 88 Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Octagon 88 Resources, Inc. (“the Company”) as of June 30, 2013 and 2012, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period June 9, 2008 (inception) through June 30, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Octagon 88 Resources, Inc., as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period June 9, 2008 (inception) through June 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO
October 18, 2013, except for the effects on the consolidated financial statements of the restatement described in Notes 3 and 4, as to which the date is August 28, 2014.

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
 Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$108,593	$355
Total current assets	108,593	355

Long-term investments accounted for under the equity method (Note 3)	61,154,131	-
Total assets	$61,262,724	$355

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$7,968	$2,749
Accounts payable – related parties	-	35,941
Advances from shareholders	19,167	-
Investor deposit	122,978	-
Total current liabilities	150,113	38,690

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
26,545,473 and 39,142,000 shares issued and outstanding as at June 30, 2013 and June 30, 2012 respectively	2,655	3,914
Capital in excess of par value	61,760,078	100,346
(Deficit) accumulated during the exploration stage	(650,122)	(142,595)
Total stockholders' deficit	61,112,611	(38,355)
Total liabilities and stockholders' deficit	$61,262,724	$355

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC. (An Exploration Stage Enterprise) Consolidated Statements of Operations
			Cumulative From Inception
	Fiscal Year Ended		(June 9, 2008) Through
	June 30,		June 30,
	2013	2012	2013

Revenues	$-	$-	$-

General and administrative expenses:
Services contributed by officers	-	-	13,200
Professional fees	36,819	31,446	140,441
Loss on undeveloped , unproven properties	-	-	15,000
Other general and administrative expenses	1,839	1,055	12,612
Losses (gain) equity investments, net	468,869	-	468,869
Total operating expenses	507,527	32,501	650,122
(Loss) from operations	(507,527)	(32,501)	(650,122)

(Loss) before taxes	(507,527)	(32,501)	(650,122)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(507,527)	$(32,501)	$(650,122)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	31,573,721	39,142,000

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Stockholders’ Deficit
				(Deficit)
				Accumulated
	Common Stock,		Additional	During the
	$0.0001 Par Value		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Inception, June 9, 2008	-	$-	$-	$-	$-
Shares issued for cash	32,042,000	3,204	11,856	-	15,060
Net (loss)	-	-	-	(927)	(927)
Balance, June 30, 2008	32,042,000	3,204	11,856	(927)	14,133

Shares issued for cash	6,600,000	660	65,340	-	66,000
Less, Applicable expenses	-	-	(15,000)	-	(15,000)
Services contributed by officers	-	-	10,500	-	10,500
Net (loss)	-	-	-	(30,475)	(30,475)
Balance, June 30, 2009	38,642,000	3,864	72,696	(31,402)	45,158

Services contributed by officers	-	-	2,700	-	2,700
Net (loss)	-	-	-	(45,483)	(45,483)
Balance, June 30, 2010	38,642,000	3,864	75,396	(76,885)	2,375

Shares issued for cash	500,000	50	24,950	-	25,000
Net (loss)	-	-	-	(33,209)	(33,209)
Balance June 30, 2011	39,142,000	3,914	100,346	(110,094)	(5,834)

Net (loss)	-	-	-	(32,501)	(32,501)
Balance, June 30, 2012	39,142,000	$3,914	$100,346	$(142,595)	$(38,335)

Shares issued for debt settlement	35,473	4	35,469	-	35,473
Shares cancellation	(31,942,000)	(3,194)	3,194	-	-
Shares issued for Investment in CEC North Star Energy Ltd.	14,000,000	1,400	44,098,600	-	44,100,000
Shares issued for Investment in CEC North Star Energy Ltd.	5,310,000	531	17,522,469	-	17,523,000
Net (loss)	-	-	-	(507,527)	(507,527)
Balance, June 30, 2013	26,545,473	$2,655	$61,760,078	$(650,122)	$61,112,611

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flow

	Fiscal Year ended June 30, 2013 (Amended)	Fiscal Year ended June 30, 2012	Cumulative, From Inception (June 9, 2008) Through June 30, 2013 (Amended)

Cash flows from operating activities:
Net (loss)	$(507,527)	$(32,501)	$(650,122)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Share of (loss) of equity accounted investees	468,869	-	468,869
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Accounts payable, trade	4,665	5,355	13,882
Accounts payable, related parties	(5,913)	26,977	23,560
Net cash used in operating activities	(39,906)	(169)	(115,611)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Advances from shareholders	19,167	-	19,167
Advances from third party	6,000	-	6,000
Investor deposit	122,978	-	122,978
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	148,145	-	239,205
Net cash flows	108,239	(169)	108,594

Cash and equivalent, beginning of period	355	524	-
Cash and equivalent, end of period	$108,594	$355	$108,594

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares (note 5)	$35,473	$-	$35,473
Shares issued to acquire interest North Star (note 3)	61,623,000	-	61,623,000
Total Non-Cash Transactions	$61,658,473	$-	61,658,473

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

The Company incorporated Octagon 88 Resources (Schweiz) AG on May 8, 2013, in the country of Switzerland as a wholly-owned subsidiary.

We are a natural resource exploration stage company in the business of acquiring, exploring, and developing natural resource assets.    We have a mineral rights agreement over certain oil and gas leases  whereby we have the right to earn an interest by undertaking exploration on the leases.   We also hold, by way of a share ownership, an interest in CEC North Star Energy Ltd.(North Star), a company with oil and gas operations. North Star, Zentrum Energie Trust AG (“Zentrum”), who is our controlling stockholder, and our Company have a common director, Mr. Hilekes.  The CEO of North Star is an advisor to Zentrum, who is also the financing partner for both North Star and our Company.   Our Secretary and a member of our board of directors is also an advisor to Zentrum.

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

c.	Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized.

d.	Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.

e.	Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

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

From inception through June 30, 2013, we have incurred operating losses of approximately $650,122, of which approximately $115,611 represents actual cash losses. At June 30, 2013, our cash on hand was $108,593.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
Note 3 – Restatement

The accompanying consolidated financial statements for the year ended June 30, 2013 have been restated to adjust the loss on the long-term investment in North Star. The result of the restatement increased “long-term investments accounted under the equity method”  and decreased “accumulated deficit during the exploration stage” by $64,489 each. The restatement had no net effect on total of liabilities.

	June 30, 2013 (Restated)	June 30, 2013 (Original)
Consolidated Balance Sheets:
Long-term investments accounted for under the equity method	$61,154,131	$61,089,642
Total Assets	$61,262,724	$61,198,235
(Deficit) accumulated during the exploration stage	$(650,122)	$(714,611)
Total stockholders' deficit	$61,112,611	$61,048,122
Total liabilities and stockholders' deficit	$61,262,724	$61,198,235

Consolidated Statements of Operations
Losses (gain) equity investments, net	$(468,868)	$(533,358)
(Loss) from operations	$(507,527)	$(572,016)
Net (loss)	$(507,527)	$(572,016)

Consolidated Statements of Cash Flow
Cash flows from operating activities:
Net (loss)	$(507,527)	$(572,016)
Share of (loss) of equity accounted investees	$468,868	$533,358

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 4 – Investment in CEC North Star Energy Ltd.:

On October 15, 2012, we entered into a share purchase agreement with Zentrum Energie Trust AG (“Zentrum”) (the “Share Purchase Agreement”), which closed on December 24, 2012 whereby we acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) from Zentrum, representing approximately 22% of the issued and outstanding shares of North Star.  Our President and Director, Mr. Guido Hilekes who joined our Board of Directors on January 29, 2013, following the consummation of the transactions discussed below, is also President and a member of the Board of Directors of  North Star and the sole officer, director and controlling shareholder of Zentrum Feliciano Tighe, our Secretary and a member of our Board of Directors is an administrative consultant to North Star.  The CEO of North Star is an advisor to Zentrum, and Zentrum provides financing for both our Company and NorthStar.  Pursuant to the requirements for closing, on December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum based on the market price of our stock on the date of issue at $3.15 per share, for a total investment cost of $44,100,000. As at the date of the transaction the Company determined the market value of the Company’s common stock to be the most reliable measurement as to the fair value of the investment, and in accordance with ASC 323-10 recorded $30,764,329 relative to the purchase price assigned to the Company’s acquired share of the underlying net assets and liabilities of North Star as to the Company’s 22% interest, and a further amount of $13,335,671 as equity method goodwill, on the Company’s balance sheet.

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

The Company has recorded its initial investments in North Star at cost based on the market value of the Company’s shares which were issued to acquire its equity interests for a total of $61,623,000.  As detailed above, the cumulative excess value of $16,575,357 over the net asset value of the Company’s ownership interest in North Star totaling $45,047,643 as at the dates of acquisition of the Company’s initial equity interests was attributed at the respective acquisition dates to equity method goodwill. Thereafter, the Company has used the actual cash value paid for additional North Star shares acquired as its cost base for further interests acquired. North Star is a private company with no quoted market price for its shares. The Company has no obligation to provide financial support to North Star.  The Company anticipates that as North Star continues to finance its planned operations by way of equity offerings, considers further incentivizing its management team by the grant of additional stock options, or pursues the acquisition of additional resource based interests by way of equity based consideration the Company may experience dilution to our current investment interest of 31.4%.  While we plan to consider further equity investments in North Star as they progress their operating plan and equity investment opportunities become available, there is no guarantee we will be able to main our current equity ownership percentage.

As of June 30, 2013, the Company currently holds 31.4% of the shares of North Star after this acquisition. We account for this investment applying the Equity Method (APB No. 18).

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 4 – Investment in CEC North Star Energy Ltd.: (continued)

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

The underlying equity in the net assets of North Star as to the Company’s 31.4% ownership as at June 30, 2013 totals $43,033,754.

Summarized financial information with respect to North Star accounted for using the equity method as of and for the fiscal year ended June 30, 2013 and as of the acquisition dates were as follows:

	At June 30, 2013	At January 24, 2013	At December 21, 2012

Current assets	$243,444	$39,117	$110,884
Property, and other assets, net	138,485,834	145,357,735	144,911,963
Total assets	$138,729,278	$145,396,852	$145,022,847

Current liabilities	$1,872,548	$246,398	$209,719
Long-term debt and other liabilities	2,376,250	2,515,750	2,508,250
Equity	134,480,480	142,634,704	142,304,878
Total liabilities and equity	$138,729,278	$145,396,852	$145,022,847

	From January 24, 2013 through June 30, 2013	From December 21, 2012 through January 24, 2013
Net Revenues	$-	$
Operating expenses	1,424,726		95,763
Operating loss	(1,424,726)		(95,763
Interest expenses	(231)		-
Net loss	$(1,424,957)		$(95,763

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 4 – Investment in CEC North Star Energy Ltd.: (continued)

As at the fiscal year ended June 30, 2013 the Company undertook a review of the carrying value of its investment in North Star in order to test for impairment considering the guidance in ASC 820 and ASC 323 and as part of this review the Company assessed various components of its investment.  In accordance with ASC 350-20-35-39, equity method goodwill is not amortized and is not tested for impairment. Instead, equity method investments are reviewed for impairment, and a loss in value of an equity method investment that is other-than-temporary should be recognized, if and when a permanent loss in value is indicated. Results of the Company’s assessment indicated that at the year ended June 30, 2013 there was no impairment to the carrying value of its investment in North Star.  In 2014, the Company engaged a third party valuation firm (the “Valuator”) in order to independently evaluate its equity interest in North Star for indication of impairment as at the fiscal year ended June 30, 2013.  The scope of the Valuator’s analysis included, but was not limited to, the following: (i) discussions with Management of North Star regarding the North Star’s history, organizational structure, products and services,markets, historical financial results, funding history, capitalization, competitive position, economic and industry outlook, and prospects for the future; (ii) examination of available documentation relating to North Star, its assets, operations, and financial results; (iii) independent research concerning North Star, its financial and operating history, the nature of its products, its competitive position, and the industry in which it operates; (iv) a directed search and examination of comparable public companies and transactions involving public and private comparable companies; and (v) an analysis of all of the aforementioned information.  The results of the Valuator’s assessment indicated that there was no impairment required to the carrying value of its investment in North Star as at the year ended June 30, 2013.

Note 5 – Mineral rights agreement

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with Zentrum (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company has the right to acquire the Mineral Rights known as the Trout Properties.  The Trout Properties are comprised of certain oil and gas leases as detailed below:

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown P&NG Development Lease No. 7408100382 Expiry: July, 2017

The Mineral Rights Agreement contains the following terms, amongst others:

•	An 8% Royalty of Gross Monthly Production to be paid to Zentrum;
•
On or before December 31, 2013, the Company shall have drilled a minimum of one (1) exploration well to contract depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property;

•
On or before June 30, 2014, unless otherwise mutually agreed to, the Company shall perform a 3D seismic program on Sections 4,5, 6 89 R3W5 of the Trout Property. A copy and rights to the seismic data shall be provided to the vendor (Zentrum) within 60 days of the completion of the project;

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
June 30, 2013

Note 5 – Mineral rights agreement (continued)

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

Note 6 – Financing agreement:

On October 3, 2012, the Company entered in to a letter agreement for a Financing Commitment and Credit Facility (the “Financing Agreement”) for the Company with Zentrum, whereby Zentrum will provide both debt and equity funds of up to CAD$2,500,000 (USD$2,508,210)  to the Company for investments in assets owned by private operating oil companies.  On January 29, 2013 Zentrum’s sole officer, director and controlling shareholder, Mr. Guido Hilekes, joined our Board of Directors and was appointed President of the Company.

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

Note 7 – Related party transactions:

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 7 – Related party transactions:  (continued)

On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the  On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the Corporation.  On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company, and also provides consulting services to North Star.  On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company. Mr. Guido Hilekes, our President and a Director is also a member of the Board of Directors and President of North Star, as well as the sole officer, director and controlling shareholder of Zentrum.

Zentrum has provided a line of credit to the Company (Note 5) and has also provided financing to CEC North Star Energy Ltd. by way of a $1,500,000 (CAD) convertible debenture.  Zentrum is also a minority shareholder of North Star and the controlling shareholder of our Company.  The CEO of North Star is also an advisor to Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

Note 8 – Advances:

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

Note 10 – Income Taxes:

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 10 – Income Taxes: (continued)

The provision (benefit) for income taxes for the years ended June 30, 2013 and 212 by applying the statutory income tax rate of 34% was as follows:
	June 30, 2013	June 30, 2012

Deferred tax asset:
Operating loss carryforwards	$216,495	$43,935
Valuation allowance	(216,495)	(43,935)
Net deferred tax asset	$-	$-

During fiscal year ended June 30, 2013 and 2012, the valuation allowance increased by $172,560 and $11,050, respectively, principally due to the operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2013	2012
Income tax (benefit) at statutory rate (34%)	$(172,560)	$(11,050)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	-	-
Change in valuation allowance	172,560	11,050
Net benefit (expenses) from income taxes	$-	$-

As at June 30, 2013, the Company had estimated non-capital losses for tax purposes of $129,223, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	927
2029	19,975
2030	42,611
2031	33,209
2032	32,501
2033	507,527
$636,750

The tax returns for the years from inception to fiscal year ended June 30, 2013 are subject to examination by the Internal Revenue Service.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 11 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 12 – Subsequent events:

On July 1, 2013, Mr. Richard O. Ebner was appointed a Director of the Company.

On September 30, 2013, the Company provided US$500,000 to North Star by way of the Zentrum credit facility. The funds will be a shareholder loan to North Star from the Company.   The advance of these funds has fulfilled the initial requirement for Zentrum to fund an equity placement of $500,000 CAD under the terms of the Financing Agreement (ref Note 5).  Upon conclusion of certain required documentation, the $500,000 CAD will be converted to shares of the Company. .  Zentrum has advanced an additional amount totaling approximately $50,000 as a drawn down on the credit facility to various vendors for services provided subsequent to year end,  so that there is presently a total of approximately $672,978 recorded as Investor Deposits.

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

He was educated at Australia's University of Technology Sydney and graduated in 1976,  Deakin University where he graduated in 1978.   Mr. Cook is a Certified Practising Accountant ("CPA") with a Master in Arts in Leading Innovation and Change from York St. John University in the UK which he received in 2012.

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

ITEM 11.   EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended June 30, 2012 and 2011 are set out in the summary compensation table below:

●	Our Chief Executive Officer (Principal Executive Officer)
●	Our Chief Financial Officer (Principal Financial Officer)

Summary Compensation Table

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

Name and Principal Position	Fiscal Year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Guido Hilekes, President, CEO January 29, 2012 to present	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bryan Cook, CFO October 3, 2012 to present	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Felicano Tighe, CEO August 16, 2012 to January 29, 2013 CFO - August 16, 2012 to October 3, 2012	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Moufid Makhoul CEO, CFO May 9, 2012 to August 16, 2012	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Moufid Makhoul President, CEO, CFO (PEO) May 9, 2012 to August 16, 2012	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Philip Thomann, President, CEO, CFO to May 5, 2012	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

On January 29, 2013, the Board appointed Mr. Guido Hilekes and Mr. Gordon E. Taylor as Directors of the Corporation.  On January 29, 2013, Mr. Feliciano Tighe tendered his resignation as President of the Company.  Mr. Tighe remains Corporate Secretary and a director of the Company, and also provides consulting services to North Star.  On January 29, 2013, the Board appointed Mr. Guido Hilekes as President of the Company. Mr. Guido Hilekes, our President and a Director is also a member of the board of directors of both North Star and Zentrum, our controlling shareholder.

Zentrum has provided a line of credit to the Company (Note 5) and has also provided financing to North Star by way of a $1,500,000 (CAD)  convertible debenture.  Zentrum is also a minority shareholder of North Star and the controlling shareholder of our Company.  The CEO of North Star is also an advisor to  Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	Financing commitment between the Company and Zentrum Energie Trust AG.	Incorporated by reference to the Exhibits attached to the Company Form 8K/A filed with the SEC on February 19, 2013
10.2	Acquisition Agreement between the Company and Zentrum Energie Trust AG dated October 15, 2012	Incorporated by reference to the Exhibits attached to the Company’s Form 8K/A filed with the SEC on February 19, 2013.-
10.3	Mineral Rights Agreement between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
10.4	Share Purchase Agreement between the Company and Various Vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on January 29, 2013.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer and Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*
* To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	October 13, 2014	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	Principal Executive Officer

Date:	October 13, 2014	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	October 13, 2014	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	President and Member of the Board of Directors

Date:	October 13, 2014	By:	/s/ Feliciano Tighe
		Name:	Feliciano Tighe
		Title:	Secretary and Member of the Board of Directors

Date:	October 13, 2014	By:	/s/ Dr. Peter Beck
		Name:	Dr. Peter Beck
		Title:	Member of the Board of Directors

Date:	October 13, 2014	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Member of the Board of Directors