Form 10-Q/A
period 2013-09-30
OCTAGON 88 RESOURCES, INC.
filed 2014-10-14
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,545,473shares of common stock outstanding as of November 9, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends Octagon 88 Resources, Inc.’s  (the "Company") quarter report on Form 10-Q for the three month period ended September 30, 2013, as amended (the "Original 10-Q"), which was filed with the Securities and Exchange Commission (the "Commission") on November 13, 2013.

The financial statements included in the Original 10-Q have been amended to reflect the following:

•
Expanded disclosures to comply with FASB ASC 323-10-50-3 and Rule 8-03 (b)(3) of Regulation S-X as set forth in Note 4 to the financial statements included herein, including disclosure relating to a third party valuation of the Company’s equity interest in CEC North Star Energy Ltd. as at three months period ended September 30, 2013;

•
An amendment to the value recorded for the Company’s ownership interest in CEC North Star Energy Ltd. to account for certain adjustments in previous periods and a revision to the capitalized value of certain leases held for development, which adjustments resulted in a reduction in the loss recorded on the Company’s long term investment in North Star accounted for under the equity method from $(1030,591) to $(94,833) for the three month period ended September 30, 2013 and an reduction in the accumulated loss recorded on the Company’s long term investment in North Star accounted for under the equity method from $(636,949) to $(563,702) as discussed in Note 3 to the financial statements included herein.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the disclosure under Item 6 (Exhibits) of the Original 10-Q is hereby amended and restated in its entirety.

This Amendment speaks as of the original filing date of the Original 10-Q.   The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-Q.

We have also included as exhibits the certifications required under Section 302 and Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to November 13, 2013,  the date of the filing of the Original 10-Q.

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

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended September 30, 2013 and September 30, 2012

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013 (Amended)	2013 (Amended)
ASSETS
Current assets:
Cash	$59,736	$108,593
Total current assets	59,736	108,593

Long-term investments accounted for under the equity method (Note 3)	61,059,298	61,154,131
Total assets	$61,119,034	$61,262,724

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$20,565	$7,968
Advances from shareholders	19,167	19,167
Investor deposits	167,876	122,978
Total current liabilities	207,608	150,113

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 400,000,000 authorized, 26,545,473 shares issued and outstanding as at September 30, 2013 and June 30, 2013, respectively	2,655	2,655
Capital in excess of par value	61,760,078	61,760,078
(Deficit) accumulated during the exploration stage	(851,307)	(650,122)
Total stockholders’ deficit	60,911,426	61,112,611
Total liabilities and stockholders’ deficit	$61,119,034	$61,262,724

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from Inception,
	Three Months		(June 9, 2008)
	Ended September 30,	Three Months Ended	Through September 30,
	2013	September 30,	2013
	(Amended)	2012	(Amended)

Revenues	$-	$-	$-

General and administrative expenses:
Exploration expenses	29,066	-	29,066
Services contributed by officers	-	-	13,200
Professional fees	18,795	10,784	159,236
Investor relations fees	51,455	-	51,455
Loss on undeveloped, unproven properties	-	-	15,000
Other general and administrative expenses	7,036	158	19,648

Loss (gain) equity investments, net	94,833		563,702
Total operating expenses	201,185	10,942	851,307
(Loss) from operations	(201,185)	(10,942)	(851,307)

(Loss) before taxes	(201,185)	(10,942)	(851,307)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(201,185)	$(10,942)	$(851,307)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	26,545,473	39,155,110

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative,
	Three Months		Inception, (June 9, 2008)
	Ended	Three Months	Through
	September 30,	Ended	September 30,
	2013	September 30,	2013
	(Amended)	2012	(Amended)

Cash flows from operating activities:	$(201,185)	$(10,942)	$(851,307)
Net (loss)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Share of (loss) of equity accounted investees	94,833	-	563,702
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Accounts payable, trade	12,597	5,540	26,479
Accounts payable, related parties	-	4,916	23,560
Net cash used in operating activities	(93,755)	(486)	(209,366)

Cash flows from investing activities:
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	-	-	(15,000)

Cash flows from financing activities:
Advances from stockholders	-	5,914	19,167
Advances from third party	-	-	6,000
Investor deposit	44,898	-	167,876
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-		(15,000)
Net cash flows from financing activities	44,898	5,914	284,103

Net cash flows	(48,857)	5,428	59,736
Cash and equivalent, beginning of period	108,593	355	-
Cash and equivalent, end of period	$59,736	$5,783	59,736

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares	$-	$35,473	$35,473
Shares issued to acquire interest North Star	-	-	61,623,000
Total Non-Cash Transactions	$-	$35,473	$61,658,473

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

The Company incorporated Octagon 88 Resources (Schweiz) AG on May 8, 2013, in the country of Switzerland as a wholly-owned subsidiary.

We are a natural resource exploration stage company in the business of acquiring, exploring, and developing natural resource assets.    We have a mineral rights agreement over certain oil and gas leases whereby we have the right to earn an interest by undertaking exploration on the leases.   We also hold, by way of a share ownership, an interest in CEC North Star Energy Ltd.(NorthStar), a private company with oil and gas operations. NorthStar, Zentrum Energie Trust AG (“Zentrum”), who is our controlling stockholder, and our Company have a common director, Mr. Hilekes.  The CEO of NorthStar is an advisor to Zentrum, who is also the financing partner for both NorthStar and our Company.   Our Secretary and a member of our board of directors is also an advisor to Zentrum.

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

From inception through September 30, 2013, we have incurred operating losses of approximately $851,307, of which approximately $209,366 represents actual cash losses. At September 30, 2013, our cash on hand was $59,736.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 3 – Restatement

The accompanying consolidated financial statements for the three month period ended September 30, 2013 and for the fiscal year ended June 30, 2013 have been restated to adjust the loss on the long-term investment in North Star.
The result of the restatement increased “long-term investments accounted under the equity method”, and decreased “accumulated deficit during the exploration stage” by$8,758 and $64,489 , respectively. The restatement had no net effect on total of liabilities.

	September 30, 2013 (Restated)	September 30, 2013 (Original)	June 30, 2013 (Restated)	June 30, 2013 (Original)
Consolidated Balance Sheets:
Long-term investments accounted for under the equity method	$61,059,298	$60,986,051	$61,154,131	$61,089,642
Total Assets	$61,119,034	$61,045,787	$61,262,724	$61,198,235
(Deficit) accumulated during the exploration stage	$(851,307)	$(924,554)	$(650,122)	$(714,611)
Total stockholders' deficit	$60,911,426	$60,838,179	$61,112,611	$61,048,122
Total liabilities and stockholders' deficit	$61,119,034	$61,045,787	$61,262,724	$61,198,235

Consolidated Statements of Operations
Gain (loss) equity investments, net	$(94,833)	$(103,591)
(Loss) from operations	$(201,185)	$(209,943)
Net (loss)	$(201,185)	$(209,943)

Consolidated Statements of Cash Flow
Cash flows from operating activities:
Net (loss)	$(201,185)	$(209,943)
Share of (loss) of equity accounted investees	$94,833	$103,591

  Note 4 – Investment in CEC North Star Energy Ltd.:

On October 15, 2012, we entered into a share purchase agreement with Zentrum Energie Trust AG (“Zentrum”) (the “Share Purchase Agreement”), which closed on December 24, 2012 whereby we acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd. (“North Star”) from Zentrum, representing approximately 22% of the issued and outstanding shares of North Star.  Our President and Director, Mr. Guido Hilekes who joined our Board of Directors on January 29, 2013, following the consummation of the transactions discussed below, is also President and a member of the Board of Directors of North Star and the sole officer, director and controlling shareholder of Zentrum, Feliciano Tighe, our Secretary and a member of our Board of Directors is an administrative consultant to North Star.  The CEO of North Star is an advisor to Zentrum, and Zentrum provides financing for both our Company and North Star.  Pursuant to the requirements for closing, on December 21, 2012, the Company issued a total of 14,000,000 restricted shares of the Company to Zentrum based on the market price of our stock on the date of issue at $3.15 per share, for a total investment cost of $44,100,000. As at the date of the transaction the Company determined the market value of the Company’s common stock to be the most reliable measurement as to the fair value of the investment, and in accordance with ASC 323-10 recorded $30,764,329 relative to the purchase price assigned to the Company’s acquired share of the underlying net assets and liabilities of North Star as to the Company’s 22% interest, and a further amount of $13,335,671 as equity method goodwill, on the Company’s balance sheet.

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 4 – Investment in CEC North Star Energy Ltd.: (continued)

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012	$-
Contributions:
Issue 14,000,000 restricted shares of the Company at market value	44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(468,869)
Balance as of June 30, 2013	61,154,131
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(94,833)
Balance as of September 30, 2013	$61,059,298

The underlying equity in the net assets of North Star as to the Company’s 31.4% ownership as of September 30, 2013 totals $43,134,990 and as to the Company’s 31.4% ownership as at June 30, 2013 totals $43,033,754.

Summarized financial information with respect to North Star accounted for using the equity method as of and for the three month period ended September 30, as of and for the fiscal year ended June 30, 2013 and as of the acquisition dates were as follows:

	At September 30, 2014	At June 30, 2013	At January 24, 2013	At December 21, 2012

Current assets	$1,057	$243,444	$39,117	$110,884
Property, and other assets, net	141,772,366	138,485,834	145,357,735	144,911,963
Total assets	$141,773,423	$138,729,278	$145,396,852	$145,022,847

Current liabilities	$323,594	$1,872,548	$246,398	$209,719
Long-term debt and other liabilities	4,295,647	2,376,250	2,515,750	2,508,250
Equity	137,154,182	134,480,480	142,634,704	142,304,878
Total liabilities and equity	$141,773,423	$138,729,278	$145,396,852	$145,022,847

	Three months ended September 30,
	2013	2012
Net Revenues	$-	$-
Operating expenses	300,973	406,995
Operating loss	(300,973)	(406,995)
Interest expenses	(562)	-
Net loss	$(301,535)	$(406,995)

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

Operating loss carry-forwards generated during the period from June 9, 2008 (date of inception) through September 30, 2013 of approximately $837,934, will begin to expire in 2028.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $284,900 at September 30, 2013. For the three month periods ended September 30, 2013 and 2012, the valuation allowance increased by approximately $68,403 and $3,720, respectively.

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

Note 12 – Subsequent events:

On October 3, 2013, the Company provided through the Zentrum AG financing agreement (ref Note 5), the amount of $483,639 ($500,000CDN) to North Star.  Zentrum AG completed a subscription agreement whereby they finalized the initial US$500,000 equity draw down and concurrently delivered notice of warrant exercise for a total of $151,515 which was the remaining portion of the funds currently reflected on the balance sheet of the Company as investor deposits, after the application of $16,361 to the equity draw down to complete the placement. The Company will be required to issue a total of 200,000 shares under the equity draw down and a total of 50,505 shares pursuant to the warrant exercise.  The remaining 149,495 warrants under first warrant attached to the financing agreement expired at the close of business on October 3, 2013 and therefore they are forfeited.  Zentrum AG continues to hold a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.

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

For the three month periods ended September 30, 2013 and 2012, we incurred a net loss from operations of $201,185 and $10,942, respectively.  Due to increased operations we experienced an increase to investor relations fees from $nil for the three months ended September 30, 2012 to $51455 for the three months ended September 30, 2013, other general and administrative expenses increased to $7,036 for the three months ended September 30, 2013 from $158 for the three months ended September 30, 2012, and we incurred exploration expenses in the amount of $29,066 as of September 30, 2013 with no comparable expense for the period ended September 30, 2012.

During the three months ended September 30, 2013, we incurred losses from equity investments of $94,833 as a result of the investments in CEC North Star Energy Ltd. with no comparable loss for the three months ended September 30, 2012.

Period from Inception (June 9, 2008) to September 30, 2013

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $851,307. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

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

Capital Resources

As of September 30, 2013, we had total assets of $61,119,034, comprised of cash on hand of $59,736 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy Ltd., valued at $61,059,298, as  compared to total assets of $61,262,724, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, in the amount of $61,154,131, on June 30, 2013.  As of September 30, 2013, our total liabilities increased to $207,608 from $150,113 as of June 30, 2013 as we increased operations.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:
Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer and Principal Financial Officer.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

* To be filed by Amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date: October 14, 2014	By:	/s/ Guido Hilekes
	Name:	Guido Hilekes
	Title:	Chief Executive Officer (Principal Executive Officer), President and Director

Date: October 14, 2014	By:	/s/ Richard Ebner
	Name:	Richard Ebner
	Title:	Chief Financial Officer (Principal Financial Officer) and Director