Form 10-Q/A
period 2013-12-31
OCTAGON 88 RESOURCES, INC.
filed 2014-10-14
CIK 1444837

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,795,978shares of common stock outstanding as of February 7, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends Octagon 88 Resources, Inc.’s (the "Company") quarter report on Form 10-Q for the six month period ended December 31, 2013, as amended (the "Original 10-Q"), which was filed with the Securities and Exchange Commission (the "Commission") on February 19, 2014.

The financial statements included in the Original 10-Q have been amended to reflect the following:

•	Corrections to the first and second column headings in the Consolidated Statements of Cash Flows to “Six Months”;

•
Expanded disclosures to comply with FASB ASC 323-10-50-3 and Rule 8-03 (b)(3) of Regulation S-X as set forth in Note 4 to the financial statements included herein, including disclosure relating to a third party valuation of the Company’s equity interest in CEC North Star Energy Ltd. as at six months period ended December 31, 2013;

•
An amendment to the value recorded for the Company’s ownership interest in CEC North Star Energy Ltd. to account for certain adjustments in previous periods and a revision to the capitalized value of certain leases held for development, which adjustments resulted in an increase in the loss recorded on the Company’s long term investment in North Star accounted for under the equity method from $(59,962) to $(78,216) and from $(163,553) to $(173,049) for the three and six month period ended December 31, 2013, respectively, and a reduction in the accumulated loss recorded on the Company’s long term investment in North Star accounted for under the equity method from $(696,911) to $(641,918) as discussed in Note 3 to the financial statements included herein.

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

This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to February 19, 2014, the date of the filing of the Original 10-Q.

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

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month periods ended December 31, 2013 and December 31, 2012

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013 (Amended)	2013 (Amended)
ASSETS
Current assets:
Cash	$1,413	$108,593
Prepaid expenses	4,422	-
Total current assets	5,835	108,593

Long-term investments accounted for under the equity method (Note 3)	61,464,721	61,154,131
Total assets	$61,470,556	$61,262,724

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$54,842	$7,968
Advances from shareholders	19,167	19,167
Investor deposits	50,000	122,978
Total current liabilities	124,009	150,113

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 400,000,000 authorized, 26,545,473 shares issued and outstanding as at December 31, 2013 and June 30, 2013, respectively	2,655	2,655
Capital in excess of par value	66,706,745	61,760,078
Stock payable	651,515	-
(Deficit) accumulated during the exploration stage	(6,014,368)	(650,122)
Total stockholders’ deficit	61,346,547	61,112,611
Total liabilities and stockholders’ deficit	$61,470,556	$61,262,724

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months		Six Months		Cumulative From Inception (June 9, 2008,)
	Ended		Ended		Through
	December 31,		December 31,		December 31,
	2013 (Amended)	2012	2013 (Amended)	2012	2013 (Amended)

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Exploration expenses	-	-	29,066	-	29,066
Services contributed by officers	-	-	-	-	13,200
Professional fees	75,358	7,860	94,153	18,645	234,594
Investor relations fees	16,594	-	68,049	-	68,049
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Stock-based compensation	4,986,667	-	4,986,667	-	4,986,667
Other general and administrative expenses	6,226	630	13,262	787	25,874
Losses (gain) equity investments, net	78,216	-	173,049	-	641,918
Total operating expenses	5,163,061	8,490	5,364,246	19,432	6,014,368
(Loss) from operations	(5,163,061)	(8,490)	(5,364,246)	(19,432)	(6,014,368)

(Loss) before taxes	(5,163,061)	(8,490)	(5,364,246)	(19,432)	(6,014,368)
Provision (credit) for taxes on income:	-	-	-	-
Net (loss)	$(5,163,061)	$(8,490)	$(5,364,246)	$(19,432)	$(6,014,368)

Basic and diluted earnings (loss) per common share	$(0.19)	$(0.00)	$(0.20)	$(0.00)

Weighted average number of shares outstanding	26,545,473	36,770,734	26,545,473	37,962,922

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
	Six months		Inception, (June 9, 2008)
	Ended	Six Months	Through
	December 31,	Ended	December 31,
	2013 (Amended)	December 31, 2012	2013 (Amended)

Cash flows from operating activities:
Net (loss)	$(5,364,246)	$(19,432)	$(6,014,368)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Stock-based compensation	4,986,667	-	4,986,667
Share of (loss) of equity accounted investees	173,049	-	641,918
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	(4,422)	-	(4,422)
Accounts payable, trade	6,874	19,252	20,756
Accounts payable, related parties	-	(5,913)	23,560
Net cash used in operating activities	(202,078)	(6,093)	(317,689)

Cash flows from investing activities:
Long-term investments	(483,639)	-	(483,639)
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	(483,639)	-	(498,639)

Cash flows from financing activities:
Advances from stockholders	-	-	19,167
Advances from third party	-	13,000	6,000
Investor deposits	578,537	-	701,515
Proceeds from sale of common stock	-	-	106,060
Less, Applicable offering costs	-	-	(15,000)
Net cash flows from financing activities	578,537	13,000	817,742

Net cash flows	(107,180)	6,907	1,413
Cash and equivalent, beginning of period	108,593	355	-
Cash and equivalent, end of period	$1,413	$7,262	1,413

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares	$-	$35,473	$35,473
Stock payable from investor deposit	651,515	-	651,515
Shares issued to acquire interest North Star	-	44,100,000	61,623,000
Total Non-Cash Transactions	$651,515	$44,135,473	$62,309,988

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

From inception through December 31, 2013, we have incurred operating losses of approximately $6,014,368, of which approximately $317,689 represents actual cash losses. At December 31, 2013, our cash on hand was $1,413.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Restatement

The accompanying consolidated financial statements for the three and six month period ended December 31, 2013 and for the fiscal year ended June 30, 2013 have been restated to adjust the loss on the long-term investment in North Star. The result of the restatement decreased “long-term investments accounted under the equity method”, and increased “accumulated deficit during the exploration stage” by$18,254 and $9,496 for the three and six month period ended December 31, 2013, respectively. The restatement had no net effect on total of liabilities.

	December 31, 2013 (Amended)	December 31, 2013 (Original)	June 30, 2013 (Amended)	June 30, 2013 (Original)
Consolidated Balance Sheets:
Long-term investments accounted for under the equity method	$61,464,721	$61,409,728	$61,154,131	$61,089,642
Total Assets	$61,470,556	$61,415,563	$61,262,724	$61,198,235
(Deficit) accumulated during the exploration stage	$(6,014,368)	$(6,069,361)	$(650,122)	$(714,611)
Total stockholders' deficit	$61,346,547	$61,291,554	$61,112,611	$61,048,122
Total liabilities and stockholders' deficit	$61,470,556	$61,415,563	$61,262,724	$61,198,235

	Three months ended December 31, 2013		Six months ended December 31, 2013
	(Amended)	(Original)	(Amended)	(Original)
Consolidated Statements of Operations
Gain (loss) equity investments, net	$(78,216)	$(59,962)	$(173,049)	$(163,553)
(Loss) from operations	$(5,163,061)	$(5,144,807)	$(5,364,246)	$(5,354,750)
Net (loss)	$(5,163,061)	$(5,144,807)	$(5,364,246)	$(5,354,750)

	Six months ended December 31, 2013
	(Amended)	(Original)
Consolidated Statements of Cash Flow
Cash flows from operating activities:
Net (loss)	$(5,364,246)	(5,354,750)
Share of (loss) of equity accounted investees	$173,049	163,553

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
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4 – Investment in CEC North Star Energy Ltd.: (continued)

The Company has recorded its initial investments in North Star at cost based on the market value of the Company’s shares which were issued to acquire its equity interests for a total of $61,623,000.  As detailed above, the cumulative excess value of $16,575,357 over the net asset value of the Company’s ownership interest in North Star totaling $45,047,643 as at the dates of acquisition of the Company’s initial equity interests was attributed at the respective acquisition dates to equity method goodwill. Thereafter, the Company has used the actual cash value paid for additional North Star shares acquired as its cost base for further interests acquired. North Star is a private company with no quoted market price for its shares. The Company has no obligation to provide financial support to North Star.  The Company anticipates that as North Star continues to finance its planned operations by way of equity offerings, considers further incentivizing its management team by the grant of additional stock options, or pursues the acquisition of additional resource based interests by way of equity based consideration the Company may experience dilution to our current investment interest of 31.22%.  While we plan to consider further equity investments in North Star as they progress their operating plan and equity investment opportunities become available, there is no guarantee we will be able to main our current equity ownership percentage.

As of December 31, 2013, the Company holds 31.22% of the shares of North Star. We account for this investment applying the Equity Method (APB No. 18).

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012	$-
Contributions:
Issue 14,000,000 restricted shares of the Company at market value on December 24, 2012	44,100,000
Issue 5,310,000 restricted shares of the Company at market value on January 24, 2013	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(468,869)
Balance as of June 30, 2013	61,154,131
Cash payment to acquire 13,158 Units	483,639
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(173,049)
Balance as of December 31, 2013	$61,464,721

The underlying equity in the net assets of North Star as to the Company’s 31.22% ownership as at December 31, 2013 totals $42,753,982 and as to the Company’s 31.4% ownership as at June 30, 2013 totals $43,033,754..

Summarized financial information with respect to North Star accounted for using the equity method as of and for the six month period ended December 31, 2013 and for the fiscal year ended June 30, 2013 and as of the acquisition dates were as follows: were as follows:

	At December 31, 2013	At June 30, 2013	At January 24, 2013	At December 21, 2012

Current assets	$778,351	$243,444	$39,117	$110,884
Property, and other assets, net	138,817,861	138,485,834	145,357,735	144,911,963
Total assets	$139,660,062	$138,729,278	$145,396,852	$145,022,847

Current liabilities	$1,029,450	$1,872,548	$246,398	$209,719
Long-term debt and other liabilities	1,803,907	2,376,250	2,515,750	2,508,250
Equity	136,826,705	134,480,480	142,634,704	142,304,878
Total liabilities and equity	$139,660,062	$138,729,278	$145,396,852	$145,022,847

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4 – Investment in CEC North Star Energy Ltd.: (continued)

	3 Months Ended December 31, 2013	3 Months ended December 31, 2012	6 Months Ended December 31, 2013		6 Months Ended December 31, 2012
Net Revenues	$-	$-	$		$
Operating expenses	247,971	7,405		548,944		414,400
Operating loss	(247,971)	(7,405)		(548,944)		(414,400)
Interest expenses	(729)	-		(1,291)		-
Net loss	$(248,700)	$(7,405)		$(550,235)		$(414,400)

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

Note 5 – Mineral rights agreement (continued)

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
December 31, 2013

Note 6 – Financing agreement (continued):

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

Note 7 – Related party transactions:

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

Note 10 – Stock option and Stock award: (continued)

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
December 31, 2013

Note 10 – Stock option and Stock award: (continued)

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

Operating loss carry-forwards generated during the period of June 9, 2008 (date of inception), through December 31, 2013, of approximately $813,143, will begin to expire in 2028. Accordingly, deferred tax assets total approximately

$276,500 related to the net operating loss carry-forward. For the six month periods ended December 31, 2013 and 2012, the allowance increased by approximately $59,980 and $6,600, respectively.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 12 – Income taxes: (continued)

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

Note 13 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 14 – Subsequent events:

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 14 – Subsequent events: (continued)

On February 13, 2014, the Company and Zentrum Energie AG executed a letter agreement whereby they agreed to amend the terms of their initial Mineral Rights Acquisition Agreement entered into on January 22, 2013 (the "Original Agreement") by the termination of the Original Agreement on the Trout Lake Properties and the entry into a Farm In Agreement whereby the Company will have the right to earn a fifty percent (50%) working interest in the Trout Properties as defined in the Original Agreement.

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

For the three month periods ended December 31, 2013 and 2012, we incurred a net loss from operations of $5,163,061 and $8,490, respectively.  The significant increase in losses is due to a stock based compensation expense of $4,986,667 which was recorded during the three month period ended December 31, 2013 with no comparative expense for the same period ended December 31, 2012.  Due to increased operations we had an increase in investor relations fees from $nil for the three months ended December 31, 2012 to $16,594 for the three months ended December 31, 2013, other general and administrative expenses increased to $6,266 for the three months ended December 31, 2013 from $630 for the three months ended December 31, 2012, and professional fees increased to $75,358 for the three months ended December 31, 2013 from $7,860 for the three months ended December 31, 2012.

During the three months ended December 31, 2013, we incurred losses from equity investments of $78,216 as a result of the investments in CEC North Star Energy Ltd. with no comparable loss for the three months ended December 31, 2012.

Six Month Period Ended December 31, 2013 Compared to Six Month Period Ended December 31, 2012

We generated no revenue for the six month periods ended December 31, 2013 and December 31, 2012, respectively.

For the six month periods ended December 31, 2013 and 2012, we incurred a net loss from operations of $5,364,246 and $19,342, respectively.  The significant increase in losses is due to a stock based compensation expense of $4,986,667 which was recorded during the six month period ended December 31, 2013 with no comparative expense for the same period ended December 31, 2012. Due to increased operations we had an increase in investor relations fees from $nil for the six months ended December 31, 2012 to $68,049 for the six months ended December 31, 2013, other general and administrative expenses increased to $13,262 for the six months ended December 31, 2013 from $787 for the six months ended December 31, 2012, professional fees increased to $94,153 for the six months ended December 31, 2013 from $18,645 for the six months ended December 31, 2012,  and we incurred exploration expenses in the amount of $29,066 as of December 31, 2013 with no comparable expense for the period ended December 31, 2012.

During the six months ended December 31, 2013, we incurred losses from equity investments of $173,049 as a result of the investments in CEC North Star Energy Ltd. with no comparable loss for the six months ended December 31, 2012.

Period from Inception (June 9, 2008) to December 31, 2013

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $6,014,368. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

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

Capital Resources

As of December 31, 2013, we had total assets of $61,470,556, comprised of cash on hand of $1,413 and prepaid expenses of $4,422 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy  Ltd., valued at $61,464,721, as  compared to total assets of $61,262,724, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, in the amount of $61,154,131, on June 30, 2013.  As of December 31, 2013, our total liabilities decreased to $124,009 from $150,113 as of June 30, 2013 as we raised funds and paid down debt.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008)

Plan of Operation and Capital Requirements

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
10.1	2013 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on December 20, 2013.
10.2	Form of Stock Option Agreement	Incorporated by reference to the Exhibits attached to the Company’s Form 8K filed with the SEC on December 20, 2013.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer and Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

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
Richard Ebner
Chief Financial Officer (Principal Financial Officer) and Director