Form 10-Q/A
period 2014-03-31
OCTAGON 88 RESOURCES, INC.
filed 2014-10-14
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,932,342shares of common stock outstanding as of May 8, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this "Amendment") amends Octagon 88 Resources, Inc.’s (the "Company") quarter report on Form 10-Q for the nine month period ended March 31, 2014, as amended (the "Original 10-Q"), which was filed with the Securities and Exchange Commission (the "Commission") on May 20, 2014 and amended on June 12, 2014.

The financial statements included in the Original 10-Q have been amended to reflect the following:

•
Expanded disclosures to comply with FASB ASC 323-10-50-3 and Rule 8-03 (b)(3) of Regulation S-X as set forth in Note 4 to the financial statements included herein, including disclosure relating to a third party valuation of the Company’s equity interest in CEC North Star Energy Ltd. as at nine months period ended March 31, 2014;

•
An amendment to the value recorded for the Company’s ownership interest in CEC North Star Energy Ltd. to account for certain adjustments in previous periods and a revision to the capitalized value of certain leases held for development, which adjustments resulted in an increase in the loss recorded on the Company’s long term investment in North Star accounted for under the equity method from $(430,404) to $(436,934) for the nine month period ended March 31, 2014 and an increase in the accumulated loss recorded on the Company’s long term investment in North Star accounted for under the equity method from $(899,209) to $(905,803) as discussed in Note 3 to the financial statements included herein.

This Amendment speaks as of the original filing date of the Original 10-Q.   The Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-Q.

We have also included as exhibits the certifications required under Section 302 and Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to May 20, 2014, the date of the filing of the Original 10-Q.

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

OCTAGON 88 RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine month periods ended March 31, 2014 and March 31, 2013

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
 (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2014 (Amended)	June 30, 2013
ASSETS
Current assets:
Cash	$503,772	$108,593
Prepaid expenses	366	-
Total current assets	504,138	108,593

Long-term investments accounted for under the equity method (Note 3)	61,200,836	61,154,131
Total assets	$61,704,974	$61,262,724

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$67,961	$7,968
Advances from shareholders	19,167	19,167
Investor deposits	-	122,978
Total current liabilities	87,128	150,113

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 400,000,000 authorized, 26,932,342 and 26,545,473 shares issued and outstanding as at March 31, 2014 and June 30, 2013, respectively	2,693	2,655
Capital in excess of par value	68,614,889	61,760,078
(Deficit) accumulated during the exploration stage	(6,999,736)	(650,122)
Total stockholders’ deficit	61,617,846	61,112,611
Total liabilities and stockholders’ deficit	$61,704,974	$61,262,724

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months		Nine Months		Cumulative From Inception (June 9, 2008,)
	Ended		Ended		Through
	March 31,		March 31,		March 31,
	2014	2013	2014 (Amended)	2013	2014 (Amended)

Revenues	$-	$-	$-	$-	$-

General and administrative expenses:
Exploration expenses	1,640	-	30,706	-	30,706
Services contributed by officers	-	-	-	-	13,200
Professional fees	42,322	1,456	136,475	20,100	276,916
Investor relations fees	93,136	-	161,185	-	161,185
Loss on undeveloped , unproven properties	-	-	-	-	15,000
Stock-based compensation	566,667	-	5,553,334	-	5,553,334
Other general and administrative expenses	16,007	449	29,269	1,236	41,881
Losses (gain) equity investments, net	263,885	16,348	436,934	16,348	905,803
Total operating expenses	983,657	18,253	6,347,903	37,684	6,998,025

Other income (expense)
Interest expense	(1,711)	-	(1,711)	-	(1,711)
Total other income (expense)	(1,711)	-	(1,711)	-	(1,711)

(Loss) before taxes	(985,368)	(18,253)	(6,349,614)	(37,684)	(6,999,736)
Provision (credit) for taxes on income:	-	-	-	-
Net (loss)	$(985,368)	$(18,253)	$(6,349,614)	$(37,684)	$(6,999,736)

Basic and diluted earnings (loss) per common share	$(0.04)	$(0.00)	$(0.29)	$(0.00)

Weighted average number of shares outstanding	26,826,955	23,595,473	26,637,930	33,243,687

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative,
	Nine Months		Inception, (June 9, 2008)
	Ended	Nine Months	Through
	March 31,	Ended	March 31,
	2014 (Amended)	March 31, 2013	2014 (Amended)

Cash flows from operating activities:
Net (loss)	$(6,349,614)	$(37,684)	$(6,999,736)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Services contributed by officers	-	-	13,200
Stock-based compensation	5,553,334	16,348	5,553,334
Share of (loss) of equity accounted investees	436,934	-	905,803
Loss on undeveloped, unproven properties	-	-	15,000
Changes in current assets and liabilities:
Prepaid expenses	(366)	-	(366)
Accounts payable, trade	59,993	8,960	73,875
Accounts payable, related parties	-	(5,913)	23,560
Net cash used in operating activities	(299,719)	(18,289)	(415,330)

Cash flows from investing activities:
Long-term investments	(483,639)	-	(483,639)
Acquisition of undeveloped, unproved properties	-	-	(15,000)
Net cash flows from investing activities	(483,639)	-	(498,639)

Cash flows from financing activities:
Advances from stockholders	-	19,167	19,167
Advances from third party	-	6,000	6,000
Loan from related party	75,000	-	75,000
Repayment loan from related party	(75,000)	-	(75,000)
Loan from third party	50,000	-	50,000
Repayment on loan from third party	(50,000)	-	(50,000)
Investor deposit	(122,978)	-	-
Proceeds from sale of common stock	1,361,515	-	1,467,575
Less, Applicable offering costs	(60,000)	-	(75,000)
Net cash flows from financing activities	1,178,537	25,167	1,417,742

Net cash flows	395,179	6,878	503,772
Cash and equivalent, beginning of period	108,593	355	-
Cash and equivalent, end of period	$503,772	$7,233	503,772

Supplemental cash flow disclosures:
Cash paid for interest	$1,711	$-	$1,711
Cash paid for income taxes	$-	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares	$-	$35,473	$35,473
Shares issued to acquire interest North Star	-	61,623,000	61,623,000
Total Non-Cash Transactions	$-	$61,658,473	$61,658,473

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

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 2 – Going concern (continued):

From inception through March 31, 2014, we have incurred operating losses of approximately $6,999,736, of which approximately $415,330 represents actual cash losses. At March 31, 2014, our cash on hand was $503,772.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Restatement

The accompanying consolidated financial statements for the nine month period ended March 31, 2014 have been restated to adjust the loss on the long-term investment in North Star. The result of the restatement decreased “long-term investments accounted under the equity method”, and increased “accumulated deficit during the exploration stage” by$6,530. The restatement had no net effect on total of liabilities.

	March 31, 2014 (Amended)	March 31, 2014 (Original)
Consolidated Balance Sheets:
Long-term investments accounted for under the equity method	$61,200,836	$61,207,430
Total Assets	$61,704,974	$61,711,568
(Deficit) accumulated during the exploration stage	$(6,999,736)	$(6,993,142)
Total stockholders' deficit	$61,617,846	$61,624,440
Total liabilities and stockholders' deficit	$61,704,974	$61,711,568

	Six months ended March 31, 2014
	(Amended)	(Original)
Consolidated Statements of Operations
Gain (loss) equity investments, net	$(436,934)	$(430,404)
(Loss) from operations	$(6,347,903)	$(6,341,309)
Net (loss)	$(6,349,614)	$(6,343,020)

	Six months ended March 31, 2014
	(Amended)	(Original)
Consolidated Statements of Cash Flow
Cash flows from operating activities:
Net (loss)	$(6,349,614)	$(6,343,020)
Share of (loss) of equity accounted investees	$436,934	$430,340

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
March 31, 2014

Note 4 – Investment in CEC North Star Energy Ltd.: (continued)

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

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012
Contributions
Issue 14,000,000 restricted shares of the Company at market value	$44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(468,869)
Balance as of June 30, 2013	$61,154,131

Cash payment to acquire 13,158 units	483,639
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(436,934)
Balance as of March 31, 2014	$61,200,836

The underlying equity in the net assets of North Star as to the Company’s 30.6% ownership as of March 31, 2014 totals $41,806,360 and as to the Company’s 31.4% ownership as at June 30, 2013 totals $43,033,754.

Summarized financial information with respect to North Star accounted for using the equity method as of and for the nine month period ended March 31, 2014, as of and for the fiscal year ended June 30, 2013 and as of the acquisition dates were as follows:

	At March 31, 2014	At June 30, 2013	At January 24, 2013	At December 21, 2012

Current assets	$1,861,525	$243,444	$39,117	$110,884
Property, and other assets, net	135,511,469	138,485,834	145,357,735	144,911,963
Total assets	$137,372,994	$138,729,278	$145,396,852	$145,022,847

Current liabilities	$811,812	$1,872,548	$246,398	$209,719
Long-term debt and other liabilities	-	2,376,250	2,515,750	2,508,250
Equity	136,561,182	134,480,480	142,634,704	142,304,878
Total liabilities and equity	$137,372,994	$138,729,278	$145,396,852	$145,022,847

OCTAGON 88 RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Note 4 – Investment in CEC North Star Energy Ltd.: (continued)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Net Revenues	$-	$-	$-	$-
Operating expenses	903,883	998,715	1,452,827	1,413,115
Operating loss	(903,883)	(998,715)	(1,452,827)	(1,413,115)
Interest expenses	(758)	-	(2,049)	-
Net loss	$(904,641)	$(998,715)	(1,454,876)	(1,413,115)

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

At March 31, 2014, there were no factors present evidencing a change in circumstances to indicate that the carrying value of the Company’s investment in North Star may have declined.

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
March 31, 2014

Note 5 – Mineral rights agreement: (continued)

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

Note 6 – Financing agreement:

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

Note 6 – Financing agreement: (continued)

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

Note 6 – Financing agreement: (continued)

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

Note 7 – Securities purchase agreement:

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

Note 8 – Related party transactions:

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

Note 9 – Advances:

As of March 31, 2014 total advances from shareholders of the Company were $19,167 (June 30, 2013 - $19,167). The advances are on demand and bear no interest.

Note 10 – Issuance of shares:

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
March 31, 2014

Note 10 – Issuance of shares: (continued)

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

Note 11 – Stock option and Stock award:

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

Note 11 – Stock option and Stock award: (continued)

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

Note 12 – Warrants:

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

Note 13 – Income taxes:

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
March 31, 2014

Note 14 - New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

Note 15 – Subsequent events:

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

For the nine month periods ended March 31, 2014 and 2012, we incurred a net loss from operations of $6,349,614 and $37,684, respectively.  The significant increase in losses is due to a stock based compensation expense of $5,553,334 which was recorded during the nine month period ended March 31, 2014 with no comparative expense for the same period ended March 31, 2013. Due to increased operations we had an increase in investor relations fees from $nil for the nine months ended March 31, 2013 to $161,185 for the nine months ended March 31, 2014, other general and administrative expenses increased to $29,269 for the nine months ended March 31, 2014 from $1,236 for the nine months ended March 31, 2013, professional fees increased to $136,475 for the nine months ended March 31, 2014 from $20,100 for the nine months ended March 31, 2013,  and we incurred exploration expenses in the amount of $30,706 as of March 31, 2014 with no comparable expense for the period ended March 31, 2013.

During the nine months ended March 31, 2014, we incurred losses from equity investments of $436,934 as a result of the investments in CEC North Star Energy Ltd. with comparable loss of $16,348 for the nine months ended March 31, 2013.

Period from Inception (June 9, 2008) to March 31, 2014

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $6,999,736. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

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

Capital Resources

As of March 31, 2014, we had total assets of $61,711,568, comprised of cash on hand of $503,772 and prepaid expenses of $366 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy Ltd., valued at $61,200,836, as  compared to total assets of $61,198,235, comprised of cash on hand of $108,593 and the value of our investment in a private oil and gas exploration company, in the amount of $61,154,131, on June 30, 2013.  As of March 31, 2014, our total liabilities decreased to $87,128 from $150,113 as of June 30, 2013 as we raised funds and paid down debt.    While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

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
Richard Ebner
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director