Form 10-K
period 2014-06-30
OCTAGON 88 RESOURCES, INC.
filed 2014-10-14
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes	[X]	No	[ ]

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

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $63,002,313 as of December 31, 2013 (the last business day of the registrant’s most recently completed second quarter), calculated as of the closing selling price of $6.37, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

26,932,342 common shares outstanding as of October 7, 2014

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

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Octagon" mean Octagon 88 Resources, Inc. and its wholly owned subsidiary Octagon 88 Resources (Schweiz) AG,  unless otherwise indicated.

ITEM 1.       BUSINESS

Corporate Information and Corporate History

The address of our principal executive office is Hochwachtstrasse 4, Steinhausen, CH 6312.  Our telephone number is (41) 79- 237-6218. Our website is www.octagon-88.com.

Our common stock is quoted on the OTCBB (“Over-the-Counter Bulletin-Board”) under the symbol "OCTX".

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

During April and May 2011, there was a dispute between Mr. Hryhor, our then Chief Executive Officer, and Kenmore International S.A., the then controlling shareholder of 888333333 Holdings Ltd. (“888 Holdings”); which was our major shareholder. On May 27, 2011 Mr. Hryhor reported that on May 26, 2011, Ms. Jacqueline Danforth was removed as a Director of the Company by Consent of the Stockholders in Lieu of Meeting allegedly executed by a majority of the stockholders and that Ms. Jacqueline Danforth was dismissed as our Chief Financial Officer and Secretary Treasurer by a resolution in writing of the Board of the Corporation, making Mr. Hryhor our sole officer and director.  However, 888 Holdings did not vote on this motion as it was not controlled or represented by Mr. Hryhor as prior reported and this action required the vote of our controlling shareholder.  On May 21, 2011, 888 Holdings and other stockholders holding 83.14% of our issued share capital voted to remove Mr. Hryhor as Director of the Company.  On June 22, 2011, our legal counsel filed the definitive Schedule 14C with the Securities and Exchange Commission, which was mailed to all shareholders of record as of May 21, 2011, and reported that on May 21, 2011, the majority shareholders holding 83.14% of our stock had voted to replace Mr. Donald Hryhor, with Mr. Philip Thomann and Ms. Jacqueline Danforth as Directors of the Company. Moreover, Mr. Thomann was named as our Chairman of the Board, Chief Executive Officer and President, Secretary and Treasurer.  As required under the rules and regulations of the Securities and Exchange Commission, the change to the Board of Directors appointing Ms. Danforth and Mr. Thomann took place 20 days after June 21, 2011 which was the mailing date of the Definitive 14C.

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

On December 24, 2012, the Company acquired a total of 3,100,000 common shares in the capital stock of CEC North Star Energy Ltd., which is referred to herein as CEC or North Star.

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

On January 29, 2013, Mr. Gordon E. Taylor was appointed a director of the Company.

On March 31, 2013, Mr. Gordon Taylor tendered his resignation as a Director of the Company.

On July 1, 2013, Mr. Richard O. Ebner was appointed a Director of the Company.

On August 4, 2014, Bryan Leonard Cook was dismissed as the Chief Financial Officer of Octagon 88 Resources, Inc.   Concurrently Mr. Richard Ebner was appointed the Company’s Chief Financial Officer.

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

Current Business

We were incorporated as a natural resource exploration company to acquire, explore and develop natural resource assets.  We commenced our business operations by acquiring the right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease.  With a change in management and a review of the project, we allowed the Farm-out agreement to lapse and therefore under the SEC policies we became a shell company.

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

Exploration Activities

In late 2012, North Star performed an in-house extensive geological review of 25 historical wells drilled relying on available public information.  North Star then purchased additional 2D seismic prior to drilling two exploratory delineation wells in March 2013 targeting heavy oil in the Elkton formation (11-4-92-23W5) and the Bluesky formation (8-12-0-91-22W5) and undertaking a number of independent third party evaluations in order to obtain further information from the drilling.  Further in spring and summer of 2014 North Star completed the drilling of one production test well to the Bluesky formations, as well as a development horizontal well which is expected to be put on production in the term.

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

•	CEC Deadwood 9-4-92-23 W5

In October 2013, North Star completed a production test well to the Elkton formation.  The well was drilled vertically to a depth of 480 meters, cored and plugged back. Subsequently the well was drilled horizontally to a total measured depth of 1517.97 meters.  Further the well tested drilling technology in Carbonate formations for the Peace River. The well was put on production test until cold weather made operations difficult.  The well was left suspended.  Core was provided to Perm Inc for ongoing stimulation testing.

•	Seismic

A 4 mi sq 3D seismic program was shot during the winter of 2013/2014 on the Bluesky trend with analysis completed in January 2014. As a result 5 drill targets were identified.

•	CEC Deadwood 7-10-91-22 W5M

In March 2014, CEC completed a production test well to the Bluesky formation.  The well was drilled vertically to a depth of 500 m, cored and completed to two Bluesky zones. Production tests were undertaken during the subsequent months.  After some initial production the well sanded off and the testing was terminated. The well was abandoned in July 2014 and the surface reclaimed.  Core, and oil/water/gas analysis obtained from the production tests were sent to AGAT for analysis.

•	CEC Deadwood 14-23-91-22 W5M

Based on the results of the Bluesky test on 7-10-91-22 W5M and the 3D seismic obtained in the winter of 2013/2014, in July 2014 CEC drilled a vertical well a depth of 477 meters, cored and plugged back, drilling horizontal leg to a total measured depth of 1603 meters with the intent of putting the well on production. As at the date of this report the well has produced for about 4 weeks before the pump failed due to solids content in the fluid and a work over was required. A new pump has been installed and the well has been put back on pump.

As of October 7, 2014, the Company does not have any reportable reserves.  It is expected that once production has been ongoing for a minimum of 6 to 9 months initial reserve evaluations may be completed.

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

 About North Star

Incorporated in Alberta in 2012, North Star was established by a group of international financial and oil and gas experts to build a major oil and gas company targeting conventional heavy crude oilsands opportunities in northwestern Alberta, Canada.

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

Manning Project – Phased Development Model focusing on primary recovery of the “Elkton Erosional Edge”

A plan of development (POD) has been compiled that proposes a combined phased development of the “Manning Project” that is located in the Peace River block of northwestern Alberta, Canada.  The Manning Project comprises the following targets:

(1) EOR recovery of oil in the Elkton Erosional Edge formation;

(2) EOR recovery of oil in the Debolt Erosional Edge Formation;

(3) Multiple Bluesky/Gething primary recovery projects; and

(4) Down-dip from Erosional Edge Elkton and Debolt formations exploration and development.

The main focus of the Plan of Development is expected to be the primary recovery of 11-13 API heavy oil in the Bluesky Channels with EOR programs for the Elkton/Debolt oilsands.  Current plans for the upcoming 12 months for the Elkton include additional well core and lab/simulation work for fall 2014 working to a field test of preferred EOR program for the second quarter of 2015 and a pilot project application to be completed immediately thereafter.  North Star is licensing additional multi leg horizontal wells on the Bluesky Channels with subsequent 3D seismic programs.  Additionally, North Star engaged Weatherford Labs for simulation work and Kade Reservoir to define the simulations and subsequent modeling.  In addition design has started for construction of an oil battery for production and treating and subsequent sales.

Trout Property

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with Zentrum (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company has the right to acquire a 100% interest in the Mineral Rights known as the Trout Properties for consideration as follows:

•	An 8% Royalty of Gross Monthly Production to be paid to Zentrum;
•
On or before December 31, 2013, the Company shall have drilled a minimum of one (1) exploratory well to contract depth at locations to be provided by Zentrum and agreed to by the Company on Section 9 89 R3W5 of the Trout Property;

•
On or before June 30, 2014, unless otherwise mutually agreed to, the Company shall perform a 3D seismic program on Sections 4, 5, 6 89 R3W5 of the Trout Property. A copy and rights to the seismic data shall be provided to Zentrum within 60 days of the completion of the project;

•
On or before December 31, 2014, unless otherwise mutually agreed to, the Company shall have drilled a minimum of one (1) exploratory well at a location to be mutually determined based on the 3D seismic above;

•	Any default in the terms above will terminate the Mineral Rights Agreement and the Company shall return the Trout Property to Zentrum.

The Trout Property is comprised of certain oil and gas leases as detailed below:

Legal Description	Title Document	Expiry	Pre Farm-out Working Interest	Encumbrances
Sec 4-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0511080381 Dated August 25, 2011	August 25, 2016	100%	Crown S/S Lessor GORR 8% BPO; 3% APO
Sec 5-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0511080382 Dated August 25, 2011	August 25, 2016	100%	Crown S/S Lessor GORR 8% BPO; 3% APO
Sec 6-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0511080383 Dated August 25, 2011	August 25, 2016	100%	Crown S/S Lessor GORR 8% BPO; 3% APO
Sec 9-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0510070305 Dated July 8, 2010	July 8, 2015	100%	Crown S/S Lessor GORR 8% BPO; 3% APO

On February 13, 2014, Company and Zentrum entered into a further letter agreement amending and restating the terms of the original Mineral Rights Agreement of January 22, 2013, adopting the following terms and conditions:

•	Octagon and Zentrum will enter into a formal Farm-out and Operating Agreement;
•	Octagon will have the right to earn a fifty percent (50%) working interest in the Trout Properties;
•	A 3% Royalty of Gross Monthly Production to be paid to Zentrum;
•
Octagon will pay fifty percent (50%) of the drilling and completion costs of the first production well to be drilled on the Trout Properties at such location as may be agreed between the parties (the "Well");

•	Within six months of the successful completion and production of the Well, Octagon will pay to Zentrum a cash payment in the amount of$1,250,000.

In May 2014 the Company received the first draft of the Farm-out and Operating Agreements together with a cash call for its 50% share of the drilling costs for the first well to be drilled at 7-9-89-3 W5M in the total amount of CAD$998,647 (USD $935,869).  Concurrent with the draft Farm-out and Operating Agreements, Zentrum advised the Company of its agreement to Farm-out 42.5% of its remaining 50% working interest.  Assuming all parties are successful in earning their respective working interests, Zentrum will maintain a 7.5% working interest, other partners have acquired a total of 22.5% working interest and North Star has farmed in to earn a 20% working interest.

As at the date of this report joint venture partners including Zentrum and CEC, holding the right to earn a 42.5% working interest have completed certain geological and geophysical work to identify the bottom hole target and have conducted extensive field work to locate an appropriate surface location with reasonable access for a directional drilling rig.  Further the joint venture partners have obtained an environmental assessment for the drilling application and obtained project approval for the drilling from the Peerless/Trout First Nations Band.  The site has also been made ready for drilling and has been secured with gates on access roads as required.  The drilling license will remain in place for a year, expiring April 2015, by which time the well must be drilled and completed.   Mineral rights on this lease targeted for drilling expire in July 2015 and any work will need to be reclaimed if the project does not proceed.

The Company has not yet returned the signed Farm–out and Operating Agreements, nor has the cash call been funded as at the date of this filing.  The joint venture partners have advised the Company they will not spud the well until such documents and required funding have been provided.   It is anticipated management will complete its review of the pending agreements no later than October 31, 2014.

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

The Company’s Canadian properties are located in Alberta. Most of these properties are held under leases/licences obtained from the respective provincial or federal governments, which give the holder the right to explore for and produce crude oil and natural gas. The remainder of the properties are held under freehold (private ownership) lands.   The leases held by North Star are a 100% working interest in oilsands leases granted by the Government of Alberta.    The Trout Lake properties are 100% petroleum and natural gas leases granted by the Government of Alberta, on which Octagon 88 has the right to earn a 50% working interest.

Conventional petroleum and natural gas leases issued by the Province of Alberta have a primary term from two to five years.   Those portions of the leases that are producing or are capable of producing at the end of the primary term will “continue” for the productive life of the lease.

An Alberta oilsands permit and oilsands primary lease is issued for five and fifteen years respectively. If the minimum level of evaluation of an oilsands permit is attained, a primary oilsands lease will be issued. A primary oilsands lease is continued based on the minimum level of evaluation attained on such lease. Continued primary oilsands leases that are designated as “producing” will continue for their productive lives and are not subject to escalating rentals while those designated as “non-producing” can be continued by payment of escalating rentals.

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

The Alberta government implemented changes to the Alberta Royalty Framework (“ARF”) effective January 1, 2009. The ARF includes a number of changes to royalty rates for natural gas, crude oil, and oilsands production. Under the ARF, royalties payable vary according to commodity prices and the productivity of wells. Initial changes to the Alberta royalty regime under the ARF included the implementation of a sliding scale for oilsands royalties ranging from 1% to 9% on a gross revenue basis pre-payout and 25% to 40% on a net revenue basis post-payout, depending on benchmark crude oil pricing.

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

Principal Products or Services and Their Markets

Our principal products are intended to be petroleum and natural gas and any related saleable by-products.  Our initial market will be the Province of Alberta.  We currently do not have any oil and gas production or products.

Distribution Methods of the Products or Services

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

During the period from our inception of June 9, 2008 to our year end at June 30, 2014, we have an accumulated deficit of $8,783,128, of which approximately $6,500,000 relates to stock based compensation expenses incurred in fiscal 2014. Our auditors have issued a going concern opinion indicating that our operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

We lack an operating history in our current business plan, which makes it difficult to evaluate whether we will be able to continue our operations or ever be profitable.

In June 2008, we began our current business plan of acquiring, exploring and developing oil and gas assets. Our short operating history has consisted of preliminary acquisition and exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history to evaluate our future success or failure.

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

Our business depends upon the continued involvement of our President, Chairman of the Board, and other board members. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Our Offices

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

CEC North Star Properties

Land

We are a 30.56% shareholder in North Star.   North Star has 73 sections comprised of 46,720 acres of oilsands leases in the Manning area of northwestern Alberta.  We hold an indirect interest in this project by virtue of our ownership in North Star.

The following maps depict the North Star lands as located in the Province of Alberta and the North Star lands in relation to their locations in the township, as well as locations of both test wells and producing wells:

9-4-92-23 W5 test well
11-4-92-23-W5 exploratory well
14-23-91-22 W5M
8-12-91-22-W5 test well
7-10-91-22 W5M

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

Reserves Reported to Other Agencies

We do not currently have any proved net oil or gas reserves.  It is anticipated that within 6 to 9 months reserve reports can be commissioned for those wells which have been brought online and have maintained consistent production.

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

Based on the existing data from the public domain, three heavy oil play types have been identified on North Star lands in the Manning area:

1) Mississippian Elkton Member (Elkton) erosional edge carbonates,

2) Mississippian Debolt Formation (Debolt) erosional edge carbonates, and

3) Cretaceous Bluesky Formation (Bluesky) estuarine valley fill sandstones

During fiscal 2014 North Star completed two production test wells - one horizontal in the Elkton Member (9-4-92-23 W5) – currently suspended and one vertical in the Bluesky/Gething Formation (7-10-91-22 W5M) – subsequently abandoned/reclaimed, as well as a 4 mi sq 3D seismic program.  In July 2014 North Star drilled a horizontal production well which has been put on production.

Bluesky Channel (Estuarine Valley Fill) Prospect

The Bluesky Formation is the major producing zone in the Peace River area of northern Alberta. It is a sandstone that was deposited in the Lower Cretaceous within a marginal marine environment. Major operators south of Manning include Shell, Baytex, PennWest, Koch and Murphy. The heavy oil and bitumen-filled sandstones are exploited by primary recovery multi leg horizontal wells and secondary steam methods such as CSS.

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

The AGAT report shows the porosity-permeability crossplot, indicating the highest permeability in the Upper Elkton corresponding to relatively coarse grained grainstones. Both the Middle and Lower Elkton units have lower permeability, corresponding to finer grained packstones. Of note is the very high, measured porosity between 27% and 33%.

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

Drilling Activities

Two net wells have been drilled on the Manning Project during the Company’s fiscal year ended June 30, 2014.  In September 2013 one horizontal well (9-4-92-23 W5) was licensed and drilled as a production test well for purposes of defining drilling and completion technology for the Elkton as this was the first horizontal well in this zone in the area. The well was put on test using temporary equipment until cold weather made operations difficult.  The well is currently suspended.  Several methods of production and completion/stimulations were tested.  Subsequent to that work core was provided to Perm Inc for extensive simulation work using hot water and solvent drives.  A second vertical test well (7-10-91-22 W5M) was drilled on the Bluesky channel previously identified using seismic and offset well logs.  The well was drilled and completed to two bluesky zones.  The well was put on test using temporary rental equipment and produced for about 6 weeks before the well sanded off.  Core, gas, oil and water samples were sent to AGAT for analysis. The well was subsequently abandoned in July 2014 and the lease reclaimed.  The well was drilled as a proof of concept testing the mobility of the oil/sand in the Bluesky Channels.

Present and Planned Activities

North Star has drilled its first primary production well 14-23-91-22 W5M on the Bluesky project as detailed above.  The proposed activity plan for the next twelve months is expected to evolve from the initial well which was recently drilled.  The North Star development strategy consists of conventional technologies based on primary recovery, initially using single vertical wells with single 1000+-meter horizontal wells at typically 160-meter spacing and an installed electric/hydraulic drive at surface with downhole progressive cavity pumps.  Subsequent stages are expected to [soon?] use single vertical wells with 5 to 10 horizontal legs and single pumps to minimize capital and maximize recovery.  Rental tanks and associated equipment will be used until the Central Processing Facility is built.  Infill drilling will be executed to bring spacing down to typically 80 meters and increase incremental production based on 3D seismic. Licensing has started on the subsequent drilling programs. The Elkton Erosional Edge is expected to be developed using EOR technologies.  An additional core will be taken fall 2014, which will be provided to Weatherford for extensive simulations to identify the two best development models.  Those models will be tested in field tests in the second quarter of 2015 and a pilot application submitted to the regulator as soon as possible afterwards.

Delivery Commitments

We do not currently have any delivery commitments.

Trout Lake Property:

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement to acquire the Mineral Rights known as the Trout Properties.  The Trout Properties consists of 4 contiguous sections of P&NG leases. In February 2014 the terms of the mineral rights agreement were amended under mutual agreement with Zentrum so that the terms to earn a 50% interest in the Trout Lake Property are as follows:

•	Octagon and Zentrum will enter into a formal Farm-out and Operating Agreement;
•	Octagon will have the right to earn a fifty percent (50%) working interest in the Trout Properties;
•	A 3% Royalty of Gross Monthly Production to be paid to Zentrum;
•
Octagon will pay fifty percent (50%) of the drilling and completion costs of the first production well to be drilled on the Trout Properties at such location as may be agreed between the parties (the "Well");

•	Within six months of the successful completion and production of the Well, Octagon will pay to Zentrum a cash payment in the amount of$1,250,000.

Reserves Reported to Other Agencies

We do not currently have any proved net oil or gas reserves.

Production

We do not currently have any oil and gas production.

Productive Wells and Acreage

We do not currently have any oil or gas productive wells or developed acreage.

Undeveloped Acreage

We hold a total of 2,560 gross and net undeveloped acres under the following leases.

Legal Description	Title Document	Expiry	Pre Farm-out Working Interest	Encumbrances
Sec 4-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0511080381 Dated August 25, 2011	August 25, 2016	100%	Crown S/S Lessor GORR 8% BPO; 3% APO
Sec 5-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0511080382 Dated August 25, 2011	August 25, 2016	100%	Crown S/S Lessor GORR 8% BPO; 3% APO
Sec 6-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0511080383 Dated August 25, 2011	August 25, 2016	100%	Crown S/S Lessor GORR 8% BPO; 3% APO
Sec 9-89-3 W5M All Petroleum and Natural Gas	Alberta PNG 0510070305 Dated July 8, 2010	July 8, 2015	100%	Crown S/S Lessor GORR 8% BPO; 3% APO

Drilling Activities

There has been no drilling activity undertaken on these leases however an AFE for the proposed drilling of an initial well at 7-989-3 W5M has been received from joint venture partners and a drill site prepared.

Present Activities

The Company has received the Farm-out and Operating Agreements for signature and is currently evaluating the project.  In order to earn its 50% working interest the Company must participate to proportionate share in the drilling of a well which must be completed no later than April 2015.  The cash call in relation to the proposed drilling target totals CDN$998,647 (USD$935,869).  In addition, to earn its working interest the Company will be required to pay to Zentrum, within six months of the successful completion and production of the Well, a cash payment in the amount of$1,250,000.

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

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “OCTX”.   Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended June 30, 2014 and June 30, 2013.

Year 2014	High ($)	Low ($)
4th Quarter ended 6/30/2014	6.06	5.23
3rd Quarter ended 3/31/2014	6.25	5.40
2nd Quarter ended 12/31/2013	6.83	5.43
1st Quarter ended 9/30/2013	7.95	5.00
Year 2013	High ($)	Low ($)
4th Quarter ended 6/30/2013	10.33	3.60
3rd Quarter ended 3/31/2013	6.85	3.20
2nd Quarter ended 12/31/2012	3.50	0.0001
1st Quarter ended 9/30/2012	3.00	0.0001

This information as provided above for the fiscal years ended June 30, 2014 and 2013 is from data on OTC Markets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of October 8, 2014, there were fifty-seven (57) holders of record of shares of our common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Liquidity

As of our fiscal year ended June 30, 2014, our cash balance was $250,360 and our liabilities totaled $83,717 as compared to cash of $108,593 and liabilities of $150,113 as at our fiscal year end, June 30, 2013.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.  Our cash position has improved due to the fact that we have commenced operations and we have arranged by way of a financing agreement with Zentrum Energie Trust AG to raise up to CAD$2,500,000 (US$2,507,800) by way of equity or debt, with the first draw down of CAD$500,000 being an equity draw down.

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

In respect of the completed equity draw down from Zentrum of $500,000 we issued a total of 200,000 shares and a further 50,505 shares pursuant to the warrant exercise for a total of 250,505 common shares on January 31, 2014.  The remaining 149,495 warrants under the initial share purchase warrant expired at the close of business on October 3, 2013 and have been cancelled.  Zentrum continues to hold a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not fully exercised.   Further, under the terms of the financing agreement, the Company is required to pay fees of 8% on funds received on an equity draw down, and in that regard, $40,000 was paid out during the nine month period ended March 31, 2014 in respect of the $500,000 received from Zentrum.

We have approximately $1,763,400 ($1,950,000CDN) in funding remaining available under the credit facility.  We have a requirement to expend approximately $678,236 ($750,000 CDN) on our Trout Lake property to earn our 50% working interest once we enter into a formal Farm-out Agreement and Operating Agreement with Zentrum.

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

There are no assurances funds will be available when needed.   We do not have a requirement to provide funding to North Star so all remaining funds under the equity line should be sufficient for operations of the Company over the next twelve months, but may not provide sufficient capital for drilling commitments and payments required to earn our 50% working interest in the Trout properties totaling approximately $2,125,000.   There can be no assurance that additional financing under the credit line will be available to us when needed or whether other funding will be available, and, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of June 30, 2014, we had total assets of $60,926,494, comprised of cash on hand of $250,360 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy Ltd., valued at $60,676,134, as compared to total assets of $61,198,235, comprised of cash on hand of $108,593 and the value of our investment in CEC North Star Energy Ltd., in the amount of $61,198,235, on June 30, 2013.  As of June 30, 2014, our total liabilities decreased to $83,717 from $150,113 as of June 30, 2013 as we raised funds and paid down debt.  While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since our date of inception (June 9, 2008).

Results of Operations

During the fiscal years ended June 30, 2014 and 2013, we earned no revenues from operations.

For the fiscal years ended June 30, 2014and 2013, we incurred a net loss from operations of $8,133,006 and $507,527, respectively.  The significant increase in losses is due to a stock based compensation expense of $6,561,657 which was recorded during the fiscal year ended June 30, 2014, compared with $36,819 for the same period ended June 30, 2014. Due to increased operations we had an increase in investor relations fees from $nil in fiscal year 2013 to $241,040 for the fiscal year in 2014, other general and administrative expenses increased to $71,356 in 2014 from $1,839 in 2013, professional fees increased to $264,900 in 2014 from $36,819 in 2013, and we incurred exploration expenses in the amount of $30,706 as of June 30, 2014 with no comparable expense for the period ended June 30, 2013.

During the fiscal year ended June 30, 2014, we incurred losses from equity investments of $961,636 as a result of the investment in CEC North Star Energy Ltd. with comparable loss of $468,869 for the same period ended June 30, 2013.

Period from Inception (June 9, 2008) to June 30, 2014

We have had no revenues since inception. Since inception, we have an accumulated deficit during the exploration stage of $8,783,128, of which amount approximately $6,500,000 relates to share based compensation expenses incurred during the most recently completed fiscal year. While we have recently acquired interests in certain oil and gas prospects, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

Plan of Operation and Capital Requirements

Our overall plan is to undertake exploration and exploitation activities on our projects which are determined to be the most expedient route to generate cash flow.   Our initial plan is, through North Star, to drill and develop the Elton Erosional Edge project described above under properties.  The overall Elkton schedule envisages first oil sales beginning in early 2015 with initial plans for 5 horizontal production wells.  While we may provide funds to North Star by way of loans or equity investment from time to time, we have no requirement to fund the operations of North Star.  We hope to generate revenues through North Star with their planned operations, however there is no obligation for North Star to provide us with any revenues derived from operations.  We have an immediate capital requirement of approximately $1,000,000 to be funded for the drilling of the first well on the Trout Lake property.  Thereafter we will be required within six months from the successful completion of the well to pay Zentrum $1,250,000 in order to earn our 50% working interest.  With the Zentrum credit facility in place we believe that we will have sufficient working capital to fund our ongoing administrative operations for the next twelve months.  We expect we will be required to raise at least an additional $2,000,000 in the near term in order to meet all anticipated operational costs.

Contractual Obligations

The following table summarizes our contractual obligations, including interest, and the effect these obligations are currently expected to have on our liquidity and cash flow in future periods, over the periods shown:

Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	$-	$-	$-	$-	$-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
TOTAL	$-	$-	$-	$-	$-

The above table outlines our obligations as of June 30, 2014 and does not reflect any changes in its obligations that have occurred after that date.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Octagon 88 Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Octagon 88 Resources, Inc. (“the Company”) as of June 30, 2014 and 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Octagon 88 Resources, Inc., as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC

Denver, CO

October 13, 2014

OCTAGON 88 RESOURCES, INC.
 Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013
ASSETS
Current assets:
Cash	$250,360	$108,593
Total current assets	250,360	108,593

Long-term investments accounted for under the equity method (Note 3)	60,676,134	61,154,131
Total assets	$60,926,494	$61,262,724

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$64,550	$7,968
Advances from shareholders	19,167	19,167
Investor deposit	-	122,978
Total current liabilities	83,717	150,113

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
26,932,342 and 26,545,473 shares issued and outstanding as at June 30, 2014 and June 30, 2013 respectively	2,693	2,655
Capital in excess of par value	69,623,212	61,760,078
Accumulated deficit	(8,783,128)	(650,122)
Total stockholders' deficit	60,842,777	61,112,611)
Total liabilities and stockholders' deficit	$60,926,494	$61,262,724

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC. Consolidated Statements of Operations

	Fiscal Year Ended
	June 30,
	2014	2013

Revenues	$-	$-

General and administrative expenses:
Exploration expenses	30,706	-
Professional fees	264,900	36,819
Investor relations fees	241,040	-
Stock-based compensation	6,561,657	36,819
Other general and administrative expenses	71,356	1,839
Losses (gain) equity investments, net	961,636	468,869
Total operating expenses	8,131,295	507,527
(Loss) from operations	(8,131,295)	(507,527)

Other income (expenses)
Interest expenses	(1,711)	-
Total other income (expenses)	(1,711)	-

(Loss) before taxes	(8,133,006)	(507,527)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(8,133,006)	$(507,527)

Basic and diluted earnings (loss) per common share	$(0.30)	$(0.02)

Weighted average number of shares outstanding	26,711,332	31,573,721

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
Consolidated Statements of Stockholders’ Deficit

	Common Stock,		Additional
	$0.0001 Par Value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2012	39,142,000	$3,914	$100,346	$(142,595)	$(38,335)
Shares issued for debt settlement	35,473	4	35,469	-	35,473
Shares canceled	(31,942,000)	(3,194)	3,194	-	-
Shares issued for Investment in CEC North Star Energy Ltd.	14,000,000	1,400	44,098,600	-	44,100,000
Shares issued for Investment in CEC North Star Energy Ltd.	5,310,000	531	17,522,469	-	17,523,000
Net (loss)	-	-	-	(507,527)	(507,527)
Balance, June 30, 2013	26,545,473	2,655	61,760,078	(650,122)	61,112,611
Stock options granted	-	-	6,365,557	-	6,365,557
Stock purchase warrants granted	-	-	196,100	-	196,100
Shares issued for cash	336,364	33	1,189,967	-	1,190,000
Warrants exercised	50,505	5	111,510	-	111,515
Net (loss)	-	-	-	(8,133,006)	(8,133,006)
Balance, June 30, 2014	26,932,342	$2,693	$69,623,212	$(8,783,128)	$60,842,777

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
Consolidated Statements of Cash Flow

	Fiscal Year ended June 30, 2014	Fiscal Year ended June 30, 2013

Cash flows from operating activities:
Net (loss)	$(8,133,006)	$(507,527)
Adjustments to reconcile net (loss) to cash provided (used) operating activities:
Stock-based compensation	6,561,657	-
Share of (loss) of equity accounted investees	961,636	468,869
Changes in current assets and liabilities:
Accounts payable, trade	56,581	4,665
Accounts payable, related parties	-	(5,913)
Net cash used in operating activities	(553,132)	(39,906)

Cash flows from investing activities:
Long-term investments	(483,639)	-
Net cash flows from investing activities	(483,639)	-

Cash flows from financing activities:
Advances from shareholders	-	19,167
Advances from third party	50,000	6,000
Repayment of advances from third party	(50,000)	-
Loan from related party	75,000	-
Repayments to loan from related party	(75,000)	-
Investor deposit	(122,978)	122,978
Proceeds from sale of common stock	1,361,515	-
Less, Applicable offering costs	(60,000)	-
Net cash flows from financing activities	1,178,537	148,145

Net cash flows	141,766	108,239

Cash and cash equivalents, beginning of period	108,594	355
Cash and cash equivalents, end of period	$250,360	$108,594

Supplemental cash flow disclosures:
Cash paid for interest	$1,711	$-
Cash paid for income taxes	$-	$-

Non Cash Transactions
Accounts payable settled by issuance of shares (note 5)	$-	$35,473
Shares issued to acquire interest North Star (note 3)	-	61,623,000
Total Non-Cash Transactions	$-	$61,658,473

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

The Company incorporated Octagon 88 Resources (Schweiz) AG on May 8, 2013, in the country of Switzerland as a wholly-owned subsidiary.

We are a natural resource company in the business of acquiring, exploring, and developing natural resource assets.  We have a mineral rights agreement over certain oil and gas leases whereby we have the right to earn an interest by undertaking exploration on the leases.  We also hold, by way of share ownership, an interest in CEC North Star Energy Ltd. (North Star), a company with oil and gas operations. North Star, Zentrum Energie Trust AG (“Zentrum”), who is our controlling stockholder, and our Company have a common director, Mr. Hilekes.  The CEO of North Star is an advisor to Zentrum, who is also the financing partner for both North Star and our Company.   Our Secretary and a member of our board of directors is also an advisor to Zentrum.

We are currently negotiating funding for continuing operations and we are assisting in sourcing funding for the oil and gas company in which we hold an interest.  At our current stage of operations, we anticipate incurring operating losses as we implement our business plan.

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 1 - Organization and summary of significant accounting policies: (continued)

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the fiscal year ended June 30, 2014 and 2013.

Stock-based Compensation – Stock-based compensation is accounted for using a fair value based approach under the Topic of FASB ASC 718 which requires the fair value of stocks to be measured based on market price, if available, or be estimated using an option pricing model such as Black-Scholes.  The Company uses the graded-vesting attribution approach for the awards with graded vesting

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Codification regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.
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

The Company had the following potential common stock equivalents at June 30, 2014:

Warrants	576,818
Stock options	1,500,000

Since the Company reported a net loss in the fiscal year ended June 30, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements – On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 1 – Organization and summary of significant accounting policies: (continued)

Recent Accounting Pronouncements (continued)

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

Note 2 – Going concern:

As at June 30, 2014, we hold a Mineral Rights Agreement (see note 4) which gives us the rights to certain oil and gas exploration leases and we are an active investor in an operating oil and gas company by virtue of our shared board member and management team.  We continue to seek other oil and gas acquisitions that we can operate. While we have acquired an interest in certain mineral properties (Note 4) we expect to incur operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions with limited compensation until we have raised sufficient funding for operations.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility. We have drawn the first tranche of $500,000 and issued equity for the funds drawn. The lender has funded an additional $151,515 by the exercise of warrants under the equity placement (Note 5). During the fiscal year ended June 30, 2014 the Company entered into further securities purchase agreements to raise a total $750,000. There can be no assurance that funds will be available from the credit facility if and when needed.

From inception through June 30, 2014, we have incurred operating losses of approximately $8,783,128, of which approximately $668,743 represents actual cash losses. At June 30, 2014, our cash on hand was $250,360.

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

On October 3, 2013, the Company funded $483,639 (CAD$500,000) cash consideration to North Star by way of a private placement subscription for a total of 13,158 units of North Star, each unit consisting of one common share of North Star at the price of $38CDN, and one two year warrant to acquire a common share of North Star at an exercise price of: (i) $58CDN per common share of North Star if exercised prior to September 30, 2014; or (ii) $76CDN per common share of North Star if exercised any time on or between September 30, 2014 and the expiry date.

On June 4, 2014, North Star closed a private placement and issued additional common stock to investors.  As of June 30, 2014, the Company currently holds 30.56% of the shares of North Star which is down from 31.4% as of June 30, 2013 due to dilution following the June 4th North Star private placement. We account for this investment applying the Equity Method (APB No. 18).

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012
Contributions
Issue 14,000,000 restricted shares of the Company at market value	$44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(468,869)
Balance as of June 30, 2013	$61,154,131

Cash payment to acquire 13,158 units	483,639
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(961,636)
Balance as of June 30, 2014	$60,676,134

The underlying equity in the net assets of North Star as to the Company’s 30.56% as at June 30, 2014 totals $43,586,107 (June 30, 2013 – 31.4%, $43,033,754).

Summarized financial information with respect to North Star accounted for using the equity method as of and for the fiscal year ended June 30, 2014, as of and for the fiscal year ended June 30, 2013 and as of the acquisition dates were as follows:

	At June 30, 2014	At June 30, 2013	At January 24, 2013	At December 21, 2012

Current assets	$2,385,492	$243,444	$39,117	$110,884
Property, and other assets, net	140,576,497	138,485,834	145,357,735	144,911,963
Total assets	$143,361,989	$138,729,278	$145,396,852	$145,022,847

Current liabilities	$738,330	$1,872,548	$246,398	$209,719
Long-term debt and other liabilities	-	2,376,250	2,515,750	2,508,250
Equity	142,623,659	134,480,480	142,634,704	142,304,878
Total liabilities and equity	$143,361,989	$138,729,278	$145,396,852	$145,022,847

	Fiscal Year ended June 30,
	2014	2013
Net Revenues	$-	$-
Operating expenses	3,126,139	1,520,489
Operating loss	(3,126,139)	(1,520,489)
Interest expenses	(2,191)	(231)
Net loss	$(3,128,330)	$(1,520,720)

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

As at the fiscal year ended June 30, 2013 the Company undertook a review of the carrying value of its investment in North Star in order to test for impairment considering the guidance in ASC 820 and ASC 323 and as part of this review the Company assessed various components of its investment.  In accordance with ASC 350-20-35-39, equity method goodwill is not amortized and is not tested for impairment. Instead, equity method investments are reviewed for impairment, and a loss in value of an equity method investment that is other-than-temporary should be recognized, if and when a permanent loss in value is indicated.  Results of the Company’s assessment indicated that at the year ended June 30, 2013 there was no impairment to the carrying value of its investment in North Star.  In 2014, the Company engaged a third party valuation firm (the “Valuator”) in order to independently evaluate its equity interest in North Star for indication of impairment as at the fiscal year ended June 30, 2013.  The scope of the Valuator’s analysis included, but was not limited to, the following: (i) discussions with Management of North Star regarding the North Star’s history, organizational structure, products and services, markets, historical financial results, funding history, capitalization, competitive position, economic and industry outlook, and prospects for the future; (ii) examination of available documentation relating to North Star, its assets, operations, and financial results; (iii) independent research concerning North Star, its financial and operating history, the nature of its products, its competitive position, and the industry in which it operates; (iv) a directed search and examination of comparable public companies and transactions involving public and private comparable companies; and (v) an analysis of all of the aforementioned information.  The results of the Valuator’s assessment indicated that there was no impairment required to the carrying value of its investment in North Star as at the year ended June 30, 2013.  The Company further undertook a review of the carrying value of its investment in North Star in order to test for impairment at the end of this current fiscal year. There have been no factors present during the fiscal year ended June 30, 2014 to indicate that the carrying value of our investment may have experienced a decline in value as at fiscal year end.

Note 4 – Mineral rights agreement:

On January 22, 2013, the Company entered into an acquisition of mineral rights agreement with Zentrum (the “Mineral Rights Agreement”). Under the terms of the Mineral Rights Agreement the Company has the right to acquire the Mineral Rights known as the Trout Properties.  The Trout Properties are comprised of certain oil and gas leases as detailed below:

Section 9 -89 R3W5	Alberta Crown P&NG Expiry: August, 2016

Sections 3,4,5 89R3W5	Alberta Crown P&NG Development Lease No. 7408100382 Expiry: July, 2015

On February 13, 2014, Company and Zentrum entered into a further letter agreement amending and restating the terms of the original Mineral Rights Agreement of January 22, 2013, so that the following terms and conditions were adopted:

• Octagon and Zentrum will enter into a formal Farm-out and Operating Agreement;
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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 4 – Mineral rights agreement (continued)

In May 2014 the Company received the first draft of the Farm-out and Operating Agreements together with a cash call for its 50% share of the drilling costs for the first well to be drilled at 7-9-89-3 W5M in the total amount of CAD$998,647 (USD $935,869).  Concurrent with [the delivery of?] the draft Farm-out and Operating Agreements, Zentrum advised the Company of its agreement to Farm-out 42.5% of its remaining 50% working interest.  Assuming all parties are successful in earning their respective working interests, Zentrum will maintain a 7.5% working interest, other partners have acquired a 22.5% working interest and North Star has farmed in to earn a 20% working interest.

As at June 30, 2014 joint venture partners including Zentrum and North Star, have completed certain geological and geophysical work to identify the bottom hole target and have conducted extensive field work to locate an appropriate surface location with reasonable access for a directional drilling rig.  Further, the joint venture partners have obtained an environmental assessment for the drilling application and obtained project approval for the drilling from the Peerless/Trout First Nations Band.  The site has also been made ready for drilling and has been secured with gates on access roads as required.  The drilling license will remain in place for a year, expiring April 2015, by which time the well must be drilled and completed.   Mineral rights on this lease targeted for drilling expire in July 2015 and any work will need to be reclaimed if the project does not proceed.

The Company has not yet returned the signed Farm-out and Operating Agreement, nor has the cash call been funded as at the date of this filing.  The joint venture partners have advised the Company they will not spud the well until such documents and required funding have been provided.  It is anticipated management will complete its review of the pending agreements no later than October 31, 2014.

During the fiscal year ended June 30, 2014, the Company expended $30,706 on the Trout property in order to participate in certain preliminary work as set out above.

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 5 – Financing agreement: (continued)

(1)	Financing agreement with Zentrum Energie Trust AG ("Zentrum") - continued

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

The remaining 149,495 warrants under the first warrant attached to the financing agreement expired at the close of business on October 3, 2013, and therefore have been forfeited.  Zentrum continues to hold a total of 200,000 warrants exercisable at $3.00 per share for a period of three years from October 3, 2013, expiring on October 3, 2016, if not prior exercised.

Further, under the terms of the financing agreement, the Company is required to pay fees of 8% or $40,000 related to funds received on the equity draw down which has been paid out during the fiscal year ended June 30, 2014.

A total of $75,000 related to additional funds advanced to the Company during the three month period ended March 31, 2014 was repaid in full prior to the fiscal year end, including accrued interest of $600.

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Note 7 – Advances:

As of June 30, 2014 total advances from shareholders of the Company were $19,167 (June 30, 2013 - $19,167). The advances are on demand and bear no interest.

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

As of June 30, 2014, there were a total of 26,932,342 shares issued and outstanding.

Note 9 – Stock options and Stock awards:

(1)	Stock Option

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 9 – Stock option and Stock award: (continued)

(1)	Stock Option (continued)

The following tables summarize information concerning stock options outstanding as of June 30, 2014:

	June 30, 2014		June 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	1,500,000	6	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	1,500,000	6	-	-

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2013	-	-
Granted	1,500,000	$6
Vested	(500,000)	6
Forfeited	-
Unvested, end of June 30, 2014	1,000,000	$6

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$6	1,500,000	5.40	1,500,000

The Company recognized stock-based compensation expense of $6,561,657 during the fiscal year ended June 30, 2014 of which $6,365,557 relates to stock options and $196,100 relates to stock purchase warrants (Note 10).

Unrecognized compensation expense related to outstanding stock options as of June 30, 2014 was $1,794,443 and is expected to be recognized in future periods.

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 9 – Stock option and Stock award: (continued)

(1)	Stock Option (continued)

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the fiscal year ended June 30, 2014:

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

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

(2)	Stock Purchase Warrants

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

The Company recorded stock compensation expense as a result of the issued stock purchase warrants of $196,100 during the fiscal year ended June 30, 2014.

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

As at June 30, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2013	Issued	Exercised	Expired	Outstanding at June 30, 2014
$3	October 3, 2013	0	-	200,000	50,505	149,495	0
$3	October 3, 2016	2.26	-	200,000	-	-	200,000
$6.50	February 8, 2016	1.61	-	6,818	-	-	6,818
$5.50	April 28, 2019	4.83	-	370,000	-	-	370,000
				776,818	50,505	149,495	576,818

Note 11 – Related party transactions:

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

Zentrum has provided a line of credit to the Company (Note 5) and has also provided financing to North Star by way of a $1,500,000 (CDN) convertible debenture which debenture was converted to equity ownership in North Star during the current period so that Zentrum is now a 11.88% shareholder of North Star and is also the controlling shareholder of our Company.  The CEO of North Star is also an advisor to Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

During the fiscal year ended June 30, 2014 the Company paid a total of $36,513 to Mr. Richard Ebner, a member of our Board of Directors for corporate administrative fees and director’s fees.  Further, On April 28, 2014, Mr. Ebner was issued warrants as compensation for his services as a director.  The warrants are exercisable into 50,000 shares of our common stock at an exercise price of $5.50 per share.  The warrants expire on April 28, 2019.   The Company recognized stock-based compensation expenses of $26,500 in the fiscal year ended June 30, 2014 in respect to the warrants granted.

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 11 – Related party transactions (continued):

During the fiscal year ended June 30, 2014, Mr. Guido Hilekes, a member of our Board of Directors, invoiced the Company $26,752 in administrative fees and director’s fees. The Company paid a total of $25,180, leaving $1,572 owing to Mr. Hilekes as at year end included on the Company’s balance sheets in accounts payable.

During the fiscal year ended June 30, 2014, Mr. Feliciano Tighe, a member of our Board of Directors, invoiced the Company $44,848 in administrative fees and director’s fees. The Company paid a total of $39,518, leaving $5,330 owing to Mr. Tighe as at year end included on the Company’s balance sheets in accounts payable.

During the fiscal year ended June 30, 2014, Mr. Peter Beck, a member of our Board of Directors invoiced the Company $20,750 in administrative fees and director’s fees. The Company paid a total of $20,010, leaving $740 owing to Mr. Beck as at year end included on the Company’s balance sheets in accounts payable.

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

The provision (benefit) for income taxes for the years ended June 30, 2014 and 2013 by applying the statutory income tax rate of 34% was as follows:

	June 30, 2014	June 30, 2013

Deferred tax asset:
Operating loss carryforwards	$2,981,655	$216,495
Less: stock-based compensation	(2,230,960)	-
Net Operating loss carryforward	750,695	216,495
Valuation allowance	(750,695)	(216,495)
Net deferred tax asset	$-	$-

During fiscal year ended June 30, 2014 and 2013, the valuation allowance increased by $538,845 and $172,560, respectively, principally due to the operating losses.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the benefit from income taxes attributable to continuing operations:

	2014	2013
Income tax (benefit) at statutory rate (34%)	$(534,200)	$(172,560)
Benefit of operating loss carry-forwards	-	-
Expenses not currently deductible	-	-
Change in valuation allowance	534,200	172,560
Net benefit (expenses) from income taxes	$-	$-

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 12 – Income Taxes (continued):

As at June 30, 2014, the Company had estimated non-capital losses for tax purposes of $2,208,099, which may be carried forward to offset future years’ taxable income. These losses will expire as follows:

Year of Expiry	Taxable Losses
2028	927
2029	19,975
2030	42,611
2031	33,209
2032	32,501
2033	507,527
2034	1,571,349
$2,208,099

The tax returns for the years from fiscal 2009 to fiscal year ended June 30, 2014 are subject to examination by the Internal Revenue Service.

Note 13 – Subsequent events:

On August 4, 2014, Bryan Cook was dismissed as the Chief Financial Officer of Octagon 88 Resources, Inc.   Concurrently Mr. Richard Ebner was appointed the Company’s Chief Financial Officer.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended June 30, 2014 and 2013, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2014:

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

Management's Remediation Initiatives

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2014, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of filing this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Guido Hilekes	45	President, Chief Executive Officer and Director
Feliciano Tighe	21	Secretary and Director
Dr. Peter Beck	55	Director
Mr. Richard O. Ebner	48	Director

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

Mr. Hilekes is a Director of Zentrum Energie Trust AG, his performance enables portfolio companies to invest in long-term growth, innovation, buy-outs or start-ups. For innovative start-ups Zentrum provides venture capital (equity investment).  Zentrum Energie Trust AG is a Zug based private equity fund that has accumulated substantial oil and gas assets through acquisition and financing of projects over the last five years.

Mr. Richard O. Ebner – Chief Financial Officer and Member of the Board of Directors

Mr. Ebner has been a member of our board of directors since July 1, 2013 and was appointed Chief Financial Officer on August 4, 2014.  Mr. Ebner is currently a director and senior client adviser in private banking with The Dr. Blumer & Partner Group (“B&P”), one of Switzerland’s leading independent asset management companies. Dr. Blumer & Partners is a member of the Swiss Association of Asset Managers (SAAM).  Mr. Ebner joined B&P in January 2012. From August 2010 to March 2011, Mr. Ebner was senior client adviser in private banking with Basler Kantonalbank.   From January 2009 to July 2010, Mr. Ebner was a Vice President of Clariden Leu A.G. working as a senior client adviser in private banking, having left UBS AG where he was a director from July 2006 to December 2008. Since his graduation from the University of Fribourg in October 1998 with a master degree in business administration, Mr. Ebner has worked in the financial industry and has a broad knowledge of the financial industry.  He is a valuable addition to the Company’s Board of Directors bringing substantial financial experience.

He is not currently an officer or director of any other reporting issuers.

Feliciano Tighe – Secretary and Member of the Board of Directors

On August 16, 2012 Mr. Feliciano Tighe was appointed to the Board of Directors and as Chief Executive Officer, President, Secretary, Treasurer, and Chief Financial Officer.   He resigned as Treasurer and Chief Financial Officer on October 11, 2012 and as President on January 29, 2013.  He remains Secretary of the Company and a member of the board of directors.

Mr. Tighe is a graduate of the Institut auf den Rosenberg in St. Gallen, Switzerland having completed his diploma in June 2011. He is currently enrolled in the BSL University in Lusanne, Switzerland taking a bachelors degree in business management. Since early 2012 he has been a consultant with Zentrum Energie Trust AG, an energy trust. He is enrolled in an ongoing training program intended to develop overall business skills with a focus on the oil and gas industry with CEC North Star Energy Ltd., a private oil resource company. The program is a sponsorship program with a post-graduate commitment of employment for two years. Mr. Tighe intends to complete the accelerated undergraduate program and then undertake a working MBA program.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2014, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Guido Hilekes (1)	President, CEO, and Director	Late/1	Late/1	1/2
Feliciano Tighe (2)	Director and Secretary	n/a	Late/1	1/1
Dr. Peter Beck (3)	Director	n/a	Late/1	1/1
Richard Ebner (4)	Director and CFO	Late/1	Late/2	1/3
Bryan Cook	Former CFO and Treasurer	(5)	(5)	(5)
Zentrum Energie Trust AG	10% shareholder	(6)	(6)	(6)
Maushen Finanz Inc	10% shareholder	(7)	(7)	(7)
________________
(1)
Mr. Hilekes previously failed to file a Form 3 disclosing his appointment as an executive officer and director of the Company on January 29, 2013.  Mr. Hilekes had also failed to report on Form 4 the grant of a stock option on November 21, 2013. Each of the foregoing were disclosed in a Form 5 filed on October 10, 2014 with respect to the Company’s fiscal year end of June 30, 2014.

(2)
Mr. Tighe failed to report on Form 4 the grant of a stock option on November 21, 2013.  This disclosure deficiency was corrected in a Form 5 timely filed on August 13, 2014 with respect to the Company’s fiscal year end of June 30, 2014.

(3)
Mr. Beck failed to report on Form 4 the grant of a stock option on November 21, 2013.  This disclosure deficiency was corrected in a Form 5 timely filed on August 13, 2014 with respect to the Company’s fiscal year end of June 30, 2014.

(4)
Mr. Ebner previously failed to file a Form 3 disclosing his appointment as a director of the Company on July 1, 2013.  Mr. Ebner had also failed to report on Form 4 the grant of a stock option on November 21, 2013 and the acquisition of a warrant issued as director compensation on April 28, 2014.  Each of the foregoing, as well as Mr. Ebner’s appointment as CFO on August 4, 2014, were disclosed in a Form 5 timely filed on August 8, 2014 with respect to the Company’s fiscal year end of June 30, 2014.

(5)	Mr. Cook served as the Company’s CFO and Treasurer since October 2012 until August 2014. As of the date of this filing, he has not filed a Form 3 or Form 5 disclosing such relationship.

(6)
Zentrum Energie Trust AG became a holder of more than 10% of the outstanding common stock of the Company on December 21, 2012.  As of the date of this filing, Zentrum Energie Trust has not filed a Form 3 or Form 5 disclosing its ownership of 14,250,505 shares of common stock in the Company.

(7)
Maushen Finanz Inc became a holder of more than 10% of the outstanding common stock of the Company on February 19, 2013.  As of the date of this filing, Maushen Finanz has not filed a Form 3 or Form 5 disclosing such ownership in the Company on February 19, 2013. As of the date of this filing, Maushen Finanz owns less than 10% of outstanding common stock of the Company.

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

Audit Committee

The Board of Directors presently does not have an audit committee. The Board of Directors performs the same functions as an audit committee.  Presently the Company only has one independent director and is reviewing the addition of a further member so that the Company might form an audit committee.

ITEM 11.   EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended June 30, 2014 and 2013 are set out in the summary compensation table below:

●	Our Chief Executive Officer (Principal Executive Officer)
●	Our Chief Financial Officer (Principal Financial Officer)

Summary Compensation Table

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

Name and Principal Position	Fiscal year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Guido Hilekes, President, CEO January 29, 2012 to Present	2014	-0-	-0-	-0-	1,404,167 (1)	-0-	-0-	26,752 (2)	1,430,919
	2013
Feliciano Tighe, Former CEO August 16, 2012 to January 29, 2013 Former CFO - August 16, 2012 to October 3, 2012. Secretary - August 16, 2012 to Present.	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	2,340,279 (3)	-0-	-0-	44,848 (4)	2,385,127
Bryan Cook, Former CFO October 3, 2012 to August 4, 2014	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Moufid Makhoul Former President, CEO, CFO (PEO) May 9, 2012 to August 16, 2012	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) 300,000 six year stock options granted November 21, 2013 exercisable at $6.00 with 100,000 vesting November 21, 2013 and 100,000 vesting November 21, 2014 and 100,000 vesting November 21, 2015. The Company recognized stock-based expenses of $1,404,167 in the fiscal year ended June 30, 2014. Unrecognized compensation expense related to outstanding stock options of June 30, 2014 was $395,833 and is expected to be recognized of $317,500 and $78,333 in fiscal year ended June 30, 2015 and 2016 respectively.

(2) During the year ended June 30, 2014 Mr. Hilekes invoiced the Company a total of $26,752 for services rendered of which $9,554 related to services provided as a director and the remaining balance was for consulting services rendered.  Of the total amount invoiced totaling $26,752, $25,180 was paid during the year ended June 30, 2014, and the remaining balance of $1,572 was settled after year end.

 (3) 500,000 six year stock options granted November 21, 2013 exercisable at $6.00 with 166,667 vesting November 21, 2013 and 166,667 vesting November 21, 2014 and 166,666 vesting November 21, 2015. The Company recognized stock-based expenses of $2,340,279 in the fiscal year ended June 30, 2014. Unrecognized compensation expense related to outstanding stock options of June 30, 2014 was $659,721 and is expected to be recognized of $529,166 and $130,555 in fiscal year ended June 30, 2015 and 2016 respectively.

(4) During the year ended June 30, 2014 Mr. Tighe invoiced the Company a total of $44,848 of which $12,378 related to compensation for services provided as a director and the remaining balance related to consulting services provided.  Of the total amount invoiced of $44,848 during the year ended June 30, 2014 Mr. Tighe was paid $39,518 and the remaining balance of $5,330 was settled after year end.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Shares or Units of Stock that have not Vested (#) (g)	Equity Incentive Plan Awards: Market Value of Shares of Units of Stock that Have not Vested ($) (h)
Guido Hilekes (1)	100,000	300,000	-	6.00	11/21/2019	-	-	-	-
Richard Ebner (2)	83,333	166,667	-	6.00	11/21/2019	-	-	-	-
Feliciano Tighe (3)	166,667	333,333	-	6.00	11/21/2019	-	-	-	-

(1)
On November 21, 2013, Mr. Hilekes was granted options to purchase 300,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.

(2)
On November 21, 2013, Mr. Ebner was granted options to purchase 250,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.

(3)
On November 21, 2013, Mr. Tighe was granted options to purchase 500,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.

Option Grants and Exercises

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

There were no option exercises by any of the executive officers named in the Summary Compensation Table above during the current fiscal year.

Employment Agreements

As of the fiscal year ended June 30, 2014, we have not entered into any employment agreements with any of our Directors and Officers.

Compensation of Directors

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

The following table provides information regarding director compensation as of June 30, 2014.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Richard Ebner (1)	6,633	-	1,196,637	-	-	29,880	1,233,150
Dr. Peter Beck (2)	11,802	-	702,083	-	-	8,948	722,833
(1)
On November 21, 2013, Mr. Ebner was granted options to purchase 250,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.  As of the date of this report, 83,333 shares underlying the option have vested. The Company recognized stock-based expenses of $1,170,137 in the fiscal year ended June 30, 2014 in respect of the options granted.  Unrecognized compensation expense related to outstanding stock options of June 30, 2014 was $329,863 and is expected to be recognized as to $264,584 and $65,279 in the fiscal years ended June 30, 2015 and 2016 respectively.
On April 28, 2014, Mr. Ebner was issued warrants as compensation for his services as a director.  The warrants are exercisable into 50,000 shares of our common stock at an exercise price of $5.50 per share.  The warrants expire on April 28, 2019.   The Company recognized stock-based compensation expenses of $26,500 in the fiscal year ended June 30, 2014 in respect to the warrants granted.

(2)
On November 21, 2013, Mr. Peter Beck was granted options to purchase 150,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.  As of the date of this report, 50,000 shares underlying the option have vested. The Company recognized stock-based expenses of $702,083 in the fiscal year ended June 30, 2014. Unrecognized compensation expense related to outstanding stock options of June 30, 2014 was $197,917 and is expected to be recognized as to $158,750 and $39,167 in the fiscal years ended June 30, 2015 and 2016 respectively.  As June 30, 2014 an amount totaling $740 remained due and payable to Mr. Beck in regard to a total of $8,948 invoiced in the year for consulting services.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.  For all other executive compensation arrangements and contracts, the Principal Executive Officer negotiates and approves such arrangements, contracts and compensation.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets, as of October 8, 2014, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1) (%)
Common	KENMORE INTERNATIONAL SA FELDEGGSTRASSE ZURICH, 8008 SWITZERLAND (2)	1,462,973 shares held directly	5.4%
Common	MAUSHEN FINANZ INC FELDEGGSTRAUSSE 12 ZURICH, 8008 SWITZERLAND(3)	2,655,000 shares held directly	9.9%
Common	ZENTRUM ENERGIE TRUST A.G. HOCHWACHTSTRASSE 4 6312 STEINHAUSEN, CH (4)	14,250,505 shares held directly	52.7%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 8, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 26,932,342 shares of common stock outstanding as of October 8, 2014.

(2)
As Kenmore International SA has not made any filings relating to its beneficial ownership of its shares in the Company, the Company does not currently have knowledge as to the individual who has voting and dispositive power over our shares of common stock owned by Kenmore International SA.

(3)
As Maushen Finanz Inc. has not made any filings relating to its beneficial ownership of its shares in the Company, the Company does not currently have knowledge as to the individual who has voting and dispositive power over our shares of common stock owned by Maushen Finanz Inc.

(4)
Guido Hilekes is the sole officer, director and controlling shareholder of Zentrum Energie Trust A.G. and, thus, has sole voting and dispositive power over our shares of common stock owned by Zentrum Energie Trust A.G.

Security Ownership of Management

The following table sets forth information, as of October 8, 2014, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1) (%)
Common	Guido Hilekes (2)	200,000	0.7%
Common	Feliciano Tighe (3)	333,334	1.2%
Common	Dr. Peter Beck (4)	100,000	0.4%
Common	Richard Ebner (5)	216,667	0.8%
Common	All Officers and Directors as a group	850,001	3.1%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.  All shares of common stock subject to options or warrants exercisable within 60 days of October 8, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 26,932,342 shares of common stock outstanding as of October 8, 2014.

(2)
On November 21, 2013, Mr. Hilekes was granted options to purchase 300,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.  As of the date of this report, 100,000 shares underlying the option have vested and an additional 100,000 shares underlying the option shall vest on November 21, 2014.

(3)
On November 21, 2013, Mr. Tighe was granted options to purchase 500,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.  As of the date of this report, 166,667 shares underlying the option have vested and an additional 166,666 shares underlying the option shall vest on November 21, 2014.

(4)
On November 21, 2013, Dr. Beck was granted options to purchase 150,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.  As of the date of this report, 50,000 shares underlying the option have vested and an additional 50,000 shares underlying the option shall vest on November 21, 2014.

(5)
On November 21, 2013, Mr. Ebner was granted options to purchase 250,000 shares of our common stock at an exercise price of $6.00 per option. The options have a six year term and vest ratably over three years beginning with the date of grant.  As of the date of this report, 83,333 shares underlying the option have vested and an additional 83,334 shares underlying the option shall vest on November 21, 2014.
On April 28, 2014, Mr. Ebner was issued warrants as compensation for his services as a director.  The warrants are exercisable into 50,000 shares of our common stock at an exercise price of $5.50 per share.  The warrants expire on April 28, 2019.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 8, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 26,932,342 shares of common stock outstanding as of October 8, 2014.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	1,500,000	$6.00	2,250,000
TOTAL	1,500,000	$6.00	2,250,000

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

Zentrum has provided a line of credit to the Company and has also provided financing to North Star by way of a $1,500,000 (CDN) convertible debenture which debenture was converted to equity ownership in North Star during the current period such that Zentrum is now a 11.88% shareholder of North Star and is also the controlling shareholder of our Company.  The CEO of North Star is also an advisor to Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

During the fiscal year ended June 30, 2014 the Company paid a total of $36,513 to Mr. Richard Ebner, a member of our Board of Directors for corporate administrative fees and director’s fees. Further, On April 28, 2014, Mr. Ebner was issued warrants as compensation for his services as a director.  The warrants are exercisable into 50,000 shares of our common stock at an exercise price of $5.50 per share.  The warrants expire on April 28, 2019.   The Company recognized stock-based compensation expenses of $26,500 in the fiscal year ended June 30, 2014 in respect to the warrants granted.

During the fiscal year ended June 30, 2014, Mr. Guido Hilekes, a member of our Board of Directors, invoiced the Company $26,752 in administrative fees and director’s fees. The Company paid a total of $25,180, leaving $1,572 owing to Mr. Hilekes as at year end included on the Company’s balance sheets in accounts payable.

During the fiscal year ended June 30, 2014, Mr. Feliciano Tighe, a member of our Board of Directors, invoiced the Company $44,848 in administrative fees and director’s fees. The Company paid a total of $39,518, leaving $5,330 owing to Mr. Tighe as at year end included on the Company’s balance sheets in accounts payable.

During the fiscal year ended June 30, 2014, Mr. Peter Beck, a member of our Board of Directors invoiced the Company $20,750 in administrative fees and director’s fees. The Company paid a total of $20,010, leaving $740 owing to Mr. Beck as at year end included on the Company’s balance sheets in accounts payable.

On November 11, 2013, the Company granted non-qualified stock options for an aggregate of 1,500,000 shares of the Company's common stock under the Company's 2013 Stock Option and Stock Award Plan (the "2013 Plan") to various officers, directors and consultants of the Company. Each option was granted for a six year term with an exercise price of $6.00 per share vesting equally over a period of three years and expiring six years after the grant date. Of the 1,500,000 stock options granted, 950,000 were issued to the Company's directors and executive officers, and 250,000 were issued to executive officers and directors of the Company’s wholly owned subsidiary.

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

Promoters and Certain Control Persons

None

Parents

None

Director independence

As of the date of this annual report we have one independent director.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective March 15, 2013, we approved the appointment of BF Borgers CPA PC, as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending June 30, 2013.  For the fiscal years ended June 30, 2014 and 2013, our auditors were BF Borgers CPA PC.

For the fiscal years ended June 30, 2014 and June 30, 2013 the Company has incurred the following fees:

Description	Year Ended June 30, 2014 $	Year Ended June 30, 2013 $
Audit fees	10,800	5,400
Audit related fees	5,616	3,888
Tax fees	-	3,456
All other fees	43,200	43,200
Total	59,616	55,944

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”  The audit-related fees reported relate solely to assurance and related services for in performance of the quarterly review of Octagon 88 Resources Inc. and its wholly owned subsidiary.

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.  Other fees reported relate to fees paid to our principal accountants in respect of the audit of the financial statements of North Star, a private company in which the Company holds a 30.56% interest as at June 30, 2014 (2013 – 31.4%), for the twelve month period ended June 30.

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
2.1	Share Purchase Agreement, dated as of October 15, 2012, between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K/A filed with the SEC on February 19, 2013
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
4.1	Form of Warrant	Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014
10.1	Agency Agreement between the Company and DVB	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on February 7, 2014
10.2	Form of Securities Purchase Agreement/Subscription Agreement	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on February 7, 2014
10.3	Financing Commitment between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on October 4, 2012
10.4	Share Purchase Agreement, dated as of January 24, 2013, between the Company and various vendors	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on January 29, 2013
10.5	Mineral Rights Agreement, dated as of January 22, 2013, between the Company and Zentrum Energie Trust AG	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on January 29, 2013
10.6	2013 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on December 20, 2013
10.7	Form of Stock Option	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on December 20, 2013
10.8	Amendment to Mineral Rights Agreement, dated as of February 13, 2014, between the Company and Zentrum Energie Trust AG	Filed herewith
10.9	Form of Subscription Agreement, October 3, 2013 private placement CEC North Star Energy Ltd.	Filed herewith
21	List of Subsidiaries-- Octagon 88 Resources (Schweiz) AG, a company incorporated pursuant to the laws of Switzerland
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer and Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*
* To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	October 14, 2014	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	Principal Executive Officer

Date:	October 14, 2014	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	October 14, 2014	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	President and Member of the Board of Directors

Date:	October 14, 2014	By:	/s/ Feliciano Tighe
		Name:	Feliciano Tighe
		Title:	Secretary and Member of the Board of Directors

Date:	October 14, 2014	By:	/s/ Dr. Peter Beck
		Name:	Dr. Peter Beck
		Title:	Member of the Board of Directors

Date:	October 14, 2014	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Member of the Board of Directors