Form 10-Q
period 2014-09-30
OCTAGON 88 RESOURCES, INC.
filed 2014-11-19
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,932,342 shares of common stock outstanding as of November 14, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

OCTAGON 88 RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on October 14, 2014.

OCTAGON 88 RESOURCES, INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended September 30, 2014 and September 30, 2013

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
 Consolidated Balance Sheets

	September 30,	June 30,
	2014 (Unaudited)	2014 (Audited)
ASSETS
Current assets:
Cash	$67,308	$250,360
Prepaid expenses	3,222	-
Total current assets	70,530	250,360

Long-term investments accounted for under the equity method (Note 3)	60,267,634	60,676,134
Total assets	$60,338,164	$60,926,494

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$92,300	$64,550
Advances from shareholders	19,167	19,167
Total current liabilities	111,467	83,717

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
26,932,342 shares issued and outstanding as at September 30, 2014 and June 30, 2014	2,693	2,693
Capital in excess of par value	70,190,700	69,623,212
Accumulated deficit	(9,966,696)	(8,783,128)
Total stockholders' deficit	60,226,697	60,842,777)
Total liabilities and stockholders' deficit	$60,338,164	$60,926,494

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC. Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
	2014	2013

Revenues	$-	$-

General and administrative expenses:
Exploration expenses	-	29,066
Professional fees	111,113	18,795
Investor relations fees	47,272	51,455
Stock-based compensation	567,488	-
Other general and administrative expenses	49,195	7,036
Losses (gain) equity investments, net	408,500	94,833
Total operating expenses	1,183,568	201,185
(Loss) from operations	(1,183,568)	(201,185)

(Loss) before taxes	(1,183,568)	(201,185)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(1,183,568)	$(201,185)

Basic and diluted earnings (loss) per common share	$(0.04)	$(0.01)

Weighted average number of shares outstanding	26,932,342	26,545,473

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(1,183,568)	$(201,185)
Adjustments to reconcile net (loss) to cash provided (used) operating activities:
Stock-based compensation	567,488	-
Share of (loss) of equity accounted investees	408,500	94,833
Changes in current assets and liabilities:
Accounts payable, trade	27,750	12,597
Prepared expenses	(3,222)
Net cash used in operating activities	(183,052)	(93,755)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Investor deposit	-	44,898
Net cash flows from financing activities	-	44,898

Net cash flows	(183,052)	(48,857)
Cash and cash equivalents, beginning of period	250,360	108,597
Cash and cash equivalents, end of period	$67,308	$59,736

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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
September 30, 2014

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
September 30, 2014

Note 1 - Organization and summary of significant accounting policies: (continued)

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the three months ended September 30, 2014 and 2013.

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

The Company had the following potential common stock equivalents at September 30, 2014 and June 30, 2014:

Warrants	576,818
Stock options	1,500,000

Since the Company reported a net loss at September 30, 2014 and June 30, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
September 30, 2014

Note 1 – Organization and summary of significant accounting policies: (continued)

Recent Accounting Pronouncements (continued)

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

Note 2 – Going concern:

As at September 30, 2014, we hold a Mineral Rights Agreement (see note 4) which gives us the rights to certain oil and gas exploration leases and we are an active investor in an operating oil and gas company by virtue of our shared board member and management team.  We continue to seek other oil and gas acquisitions that we can operate. While we have acquired an interest in certain mineral properties (Note 4) we expect to incur operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions with limited compensation until we have raised sufficient funding for operations.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility. We have drawn the first tranche of $500,000 and issued equity for the funds drawn. The lender has funded an additional $151,515 by the exercise of warrants under the equity placement (Note 5). During the fiscal year ended June 30, 2014 the Company entered into further securities purchase agreements to raise a total $750,000. There can be no assurance that funds will be available from the credit facility if and when needed.

From inception through September 30, 2014, we have incurred operating losses of approximately $9,966,696, of which approximately $851,795 represents actual cash losses. At September 30, 2014, our cash on hand was $67,308.

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
September 30, 2014

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
September 30, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012
Contributions
Issue 14,000,000 restricted shares of the Company at market value	$44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(468,869)
Balance as of June 30, 2013	$61,154,131

Cash payment to acquire 13,158 units	483,639
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(961,636)
Balance as of June 30, 2014	$60,676,134

Equity (loss) income on long-term investment in North Star accounted for under the equity method	(408,500)
Balance as of September 30, 2014	$60,267,634

The underlying equity in the net assets of North Star as to the Company’s 30.50% as at September 30, 2014 totals $41,881,979 (June 30, 2014 30.56%, $43,586,107).

Summarized financial information with respect to North Star accounted for using the equity method as of and for the three months period ended September 30, 2014, as of and for the fiscal year ended June 30, 2014 and as of the acquisition dates were as follows:

	At September 30, 2014	At June 30, 2014	At January 24, 2013	At December 21, 2012
Current assets	$1,371,555	$2,385,492	$39,117	$110,884
Property, and other assets, net	136,825,675	140,576,497	145,357,735	144,911,963
Total assets	$138,197,230	$143,361,989	$145,396,852	$145,022,847

Current liabilities	$863,056	$738,330	$246,398	$209,719
Long-term debt and other liabilities	-	-	2,515,750	2,508,250
Equity	137,334,174	142,623,659	142,634,704	142,304,878
Total liabilities and equity	$138,197,230	$143,361,989	$145,396,852	$145,022,847

	Three Months ended September 30,
	2014	2013
Net Revenues	$-	$-
Operating expenses	1,339,268	300,973
Operating loss	(1,339,268)	(300,973)
Interest expenses	(235)	(562)
Net loss	$(1,339,503)	$(301,535)

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

As at the fiscal year ended June 30, 2013 the Company undertook a review of the carrying value of its investment in North Star in order to test for impairment considering the guidance in ASC 820 and ASC 323 and as part of this review the Company assessed various components of its investment.  In accordance with ASC 350-20-35-39, equity method goodwill is not amortized and is not tested for impairment. Instead, equity method investments are reviewed for impairment, and a loss in value of an equity method investment that is other-than-temporary should be recognized, if and when a permanent loss in value is indicated.  Results of the Company’s assessment indicated that at the year ended June 30, 2013 there was no impairment to the carrying value of its investment in North Star.  In 2014, the Company engaged a third party valuation firm (the “Valuator”) in order to independently evaluate its equity interest in North Star for indication of impairment as at the fiscal year ended June 30, 2013.  The scope of the Valuator’s analysis included, but was not limited to, the following: (i) discussions with Management of North Star regarding the North Star’s history, organizational structure, products and services, markets, historical financial results, funding history, capitalization, competitive position, economic and industry outlook, and prospects for the future; (ii) examination of available documentation relating to North Star, its assets, operations, and financial results; (iii) independent research concerning North Star, its financial and operating history, the nature of its products, its competitive position, and the industry in which it operates; (iv) a directed search and examination of comparable public companies and transactions involving public and private comparable companies; and (v) an analysis of all of the aforementioned information.  The results of the Valuator’s assessment indicated that there was no impairment required to the carrying value of its investment in North Star as at the year ended June 30, 2013.  The Company further undertook a review of the carrying value of its investment in North Star in order to test for impairment at the year ended June 30, 2014.  There have been no factors present during the fiscal year ended June 30, 2014, or as at September 30, 2014,  to indicate that the carrying value of our investment may have experienced a decline in value.

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
September 30, 2014

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

The Company has not yet returned the signed Farm-out and Operating Agreement, nor has the cash call been funded as at the date of this filing.  The joint venture partners have advised the Company they will not spud the well until such documents and required funding have been provided.  It is anticipated management will complete its review of the pending agreements  prior to December 31, 2014.

During the most recently completed three months ended September 30, 2014, the Company expended nil (June 30, 2014 - $30,706) on the Trout property.

Note 5 – Advances:

As of September 30, 2014 total advances from shareholders of the Company were $19,167 (June 30, 2014 - $19,167). The advances are on demand and bear no interest.

Note 6 – Issuance of shares:

As of September 30, 2014 and June 30, 2014, there were a total of 26,932,342 shares issued and outstanding.

Note 7 – Stock options and Stock awards:

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 7 – Stock option and Stock award: (continued)

(1)	Stock Option (continued)

The following tables summarize information concerning stock options outstanding as of June 30, 2014:

	September 30, 2014		June 30, 2014
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	1,500,000	6	-	-
Granted	-	-	1,500,000	6
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	1,500,000	6	1,500,000	6

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2014	1,000,000	6
Granted	-	$-
Vested	-	-
Forfeited	-	-
Unvested, end of September 30, 2014	1,000,000	$6

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$6	1,500,000	5.15	1,500,000

The Company recognized stock-based compensation expense of $567,488 during the three month period ended September 30, 2014 (September 30, 2013 - $Nil)
.
Unrecognized compensation expense related to outstanding stock options as of September 30, 2014 was $1,226,955 and is expected to be recognized in future periods.

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
SAC 442565458v2

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 7 – Stock option and Stock award: (continued)

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 8 – Warrants:

On October 3, 2013, Zentrum completed a subscription agreement through the Zentrum AG financing agreement. Zentrum had funded a total of US$500,000 to the Company requiring the issuance of 200,000 Units, each Unit consisting of one share of common stock at US$2.50 per share, a one year warrant to purchase an additional 200,000 shares of common stock at an exercise price of US$3.00 per share on or before October 3, 2013 and a three year warrant to purchase 200,000 shares of common stock at an exercise price of US$3.00 per share.  The second warrant has an expiry date of 3 years after closing of the first draw under this agreement.

On January 31, 2014, the Company closed a financing with one subscriber and shall pay to DVB a total of 6,818 stock purchase warrants, each warrant exercisable at $6.50 per share for a period of two years from the date of issuance. The warrants were issued on February 8, 2014.

During the fiscal year ended June 30, 2014, the Company issued a total of 370,000 warrants to a director and consultants.  The warrants are exercisable into 370,000 shares of our common stock at an exercise price of $5.50 per share.  The warrants expire on April 28, 2019.

As at September 30, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2014	Issued	Exercised	Expired	Outstanding at September 30, 2014
$3	October 3, 2016	2.26	200,000	-	-	-	200,000
$6.50	February 8, 2016	1.61	6,818	-	-	-	6,818
$5.50	April 28, 2019	4.83	370,000	-	-	-	370,000
			576,818	-	-	-	576,818

Note 9 – Related party transactions:

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

Zentrum has provided a line of credit to the Company and has also provided financing to North Star by way of a $1,500,000 (CDN) convertible debenture which debenture was converted to equity ownership in North Star during the fiscal year ended June 30, 2014 so that Zentrum is now a 11.86% shareholder of North Star and is also the controlling shareholder of our Company.  The CEO of North Star is also an advisor to Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

During the three month period ended September 30, 2014 the Company paid a total of $16,650 to Mr. Richard Ebner, a member of our Board of Directors for corporate administrative fees and director’s fees.

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note 9 – Related party transactions (continued):

During the three month period ended September 30, 2014, Mr. Guido Hilekes, a member of our Board of Directors, invoiced the Company $4,593 in administrative fees and director’s fees. The Company paid a total of $4,692, leaving $1,472 owing to Mr. Hilekes as at September 30, 2014 included on the Company’s balance sheets in accounts payable (June 30, 2014 - $1,571).

During the three month period ended September 30, 2014, Mr. Feliciano Tighe, a member of our Board of Directors, invoiced the Company $15,745 in administrative fees and director’s fees. The Company paid a total of $16,083, leaving $4,993 owing to Mr. Tighe as at September 30, 2014 included on the Company’s balance sheets in accounts payable (June 30, 2014 - $5,331).

During the three month period ended September 30, 2014, Mr. Peter Beck, a member of our Board of Directors invoiced the Company $3,947 in administrative fees and director’s fees. The Company paid a total of $3,573, leaving $1,114 owing to Mr. Beck as at September 30, 2014 included on the Company’s balance sheets in accounts payable (June 30, 2014 - $740).

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

Operating loss carry-forwards generated during the period of June 9, 2008 (date of inception), through September 31, 2014, of approximately $2,824,178, will begin to expire in 2028. Accordingly, deferred tax assets total approximately $960,220 related to the net operating loss carry-forward. For the three month periods ended September 30, 2014 and 2013, the allowance increased by approximately $209,467 and $68,403, respectively.

The Company has no tax positions at September 30, 2014, or June 30, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

Tax returns have been submitted for the period from inception to the period ended June 30, 2009.  The tax returns for the period thereafter to the fiscal year ended June 30, 2014 are subject to examination by the Internal Revenue Service, however, any tax returns submitted will reflect a year over year loss from operations and therefore management does not expect any tax liabilities exist.

The tax returns for the years from fiscal 2009 to fiscal year ended June 30, 2014 are subject to examination by the Internal Revenue Service.

Note 11 – Subsequent events:

On October 29, 2014 the Company accepted a private placement subscription from one accredited investor for total proceeds of $100,000.80 to purchase 29,412 Units at $3.40 per Unit, each Unit consisting of one share and one share purchase warrant entitling the holder to acquire an additional share of common stock at $4.50 per share,  for a period of two years from the acceptance date. The Company will pay an agent’s fee of $5,000 and issue 1,471 warrants exercisable for a period of two years at $4.50 per share to Mr. David Bisang in respect of the aforementioned placement.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission on October 14, 2014, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Octagon 88 Resources, Inc.

Plan of Operation and Capital Requirements

Our overall plan is to undertake exploration and exploitation activities on our projects which are determined to be the most expedient route to generate cash flow.  Our initial plan is, through North Star, to drill and develop the Elkton Erosional Edge project.  The overall Elkton schedule envisages first oil sales beginning in early 2015 with initial plans for 5 horizontal production wells.  While we may provide funds to North Star by way of loans or equity investment from time to time, we have no requirement to fund the operations of North Star.  We hope to generate revenues through North Star with their planned operations, however there is no obligation for North Star to provide us with any revenues derived from operations.  We have an immediate capital requirement of approximately $1,000,000 to be funded for the drilling of the first well on the Trout Lake property.  Thereafter we will be required within six months from the successful completion of the well to pay Zentrum $1,250,000 in order to earn our 50% working interest.  With the Zentrum credit facility in place we believe that we will have sufficient working capital to fund our ongoing administrative operations for the next twelve months.  We expect we will be required to raise at least an additional $2,000,000 in the near term in order to meet all anticipated operational costs.

Results of Operations

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

We generated no revenue for the three month periods ended September 30, 2014 and September 30, 2013, respectively.

For the three month periods ended September 30, 2014 and 2013, we incurred a net loss from operations of $1,183,568 and $201,185, respectively.  Due to increased operations we experienced an increase to stock based compensation from $nil for the three months ended September 30, 2013 to $567,488 for the three months ended September 30, 2014, professional fees increased from $18,795 for the three months ended September 30, 2013 to $111,113 from the three months ended September 30, 2014; other general and administrative expenses increased to $49,195 for the three months ended September 30, 2014 from $7,036 for the three months ended September 30, 2013, and we incurred exploration expenses in the amount of $29,066 as of September 30, 2013 with no comparable expense for the period ended September 30, 2014.

During the three months ended September 30, 2014, we incurred losses from equity investments of $408,500 compared to loss from equity investments of $94,833 in the same period ended September 30, 2013 as a result of the investments in CEC North Star Energy Ltd.

Liquidity

As of the three months ended September 30, 2014, our cash balance was $67,308 and our liabilities totaled $111,467 as compared to cash of $250,360 and liabilities of $83,717 as at June 30, 2014.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.  We previously entered into a financing agreement with Zentrum Energie Trust AG to raise up to $2,507,800 (CDN$2,500,000) by way of equity or debt, with the first draw down of CDN$500,000 being an equity draw down.

On October 3, 2013, pursuant to the financing agreement, Zentrum completed a subscription agreement whereby they finalized the initial $500,000 equity draw down and they sent a warrant notice of exercise for $151,515 which was the remaining portion of the funds reflected on our balance sheet as investor deposits at the notice date. To complete the equity draw down, at our request, Zentrum provided funds of $483,639 (CDN$500,000) directly to CEC North Star Energy Ltd. (“North Star”) for drilling operations.  The amount provided to North Star on our behalf was applied to a private placement subscription for a total of 13,158 units of North Star, each unit consisting of one common share of North Star at the price of CDN$38, and one two year warrant to acquire a common share of North Star at an exercise price of: (i) CDN$58 per common share of North Star if exercised prior to September 30, 2014; or (ii) CDN$76 per common share of North Star if exercised any time on or between September 30, 2014 and the expiration date.

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

We have approximately $1,747,550 (CDN$1,950,000) in funding remaining available under the credit facility.  We have a requirement to expend approximately $678,236 (CDN$750,000) on our Trout Lake property to earn our 50% working interest once we enter into a formal Farm-out Agreement and Operating Agreement with Zentrum.

On January 31, 2014, we entered into a securities purchase agreement (the “SPA”) to raise a total $750,000 with one accredited investor introduced by David Bisang to the Company.  Under the terms of the SPA, the investor subscribed for a total of 136,364 shares of our common stock at $5.50 per share and an equal number of warrants exercisable at $6.50 per share for a period of two years.  The shares were issued on February 11, 2014.

Subsequent to our quarter ended September 30, 2014, on October 29, 2014, we entered into a private placement subscription agreement with one accredited investor for total proceeds of $100,000.80 to purchase a total of 29,412 units at $3.40 per unit, with each unit consisting of one share and one share purchase warrant entitling the holder to acquire an additional share of common stock at $4.50 per share, for a period of two years from the acceptance date.

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

Capital Resources

As of September 30, 2014, we had total assets of $60,338,164, comprised of cash on hand of $67,308, prepaid expenses of $3,222 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy Ltd., valued at $60,267,634, as compared to total assets of $60,926,494, comprised of cash on hand of $250,360 and the value of our investment in a private oil and gas exploration company, in the amount of $60,676,134, on June 30, 2014.  As of September 30, 2014, our total liabilities increased to $111,467 from $83,717 as of June 30, 2014 as we increased operations.   While we have substantially increased our net assets with the recent acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the amendment in the fiscal year ending June 30, 2014.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2014. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2014:

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we have taken steps to mitigate this risk by expanding the financial supervision, record keeping and reporting duties undertaken by certain members of our management team and board of directors to ensure more effective coordination and communication with third party consultants that presently perform the majority of our accounting functions.  Additionally, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term when funding is available, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 29, 2014, the Company completed an equity private placement for 29,412 units of common stock at $3.40 per unit, with each unit consisting of one share and one share purchase warrant exercisable at $4.50 per share.    The Company will issue 1,471 warrants exercisable for a period of two years at $4.50 per share to Mr. David Bisang in respect of the aforementioned placement.

These securities were issued in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) to persons who are "accredited investors" as such term is defined in Rule 501(a) under the Securities Act, or in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by the recipients.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective November 18, 2014, we amended the Common Stock Purchase Warrant, dated April 28, 2014, issued to certain warrant holders (the “Warrant”), to allow for cashless exercise of such Warrant.  No consideration was provided in exchange for this amendment to the Warrant.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on September 18, 2008
4	Form of Warrant	Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014
10	Form of Securities Purchase Agreement/Subscription Agreement	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on February 7, 2014
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer and Principal Financial Officer	Filed herewith
101	Interactive Data Files	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAGON 88 RESOURCES, INC.

Date:	November 19, 2014	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	Chief Executive Officer (Principal Executive Officer), President and Director

Date:	November 19, 2014	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director