Form 10-Q
period 2014-12-31
OCTAGON 88 RESOURCES, INC.
filed 2015-02-27
CIK 1444837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

26,932,342 shares of common stock outstanding as of February 23, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

OCTAGON 88 RESOURCES, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on October 14, 2014.

OCTAGON 88 RESOURCES, INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month periods ended December 31, 2014 and December 31, 2013

 (Stated in US Dollars)

OCTAGON 88 RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014 (Unaudited)	2014 (Audited)
ASSETS
Current assets:
Cash	$9,762	$250,360
Prepaid expenses	7,022	-
Total current assets	16,784	250,360

Long-term investments accounted for under the equity method (Note 3)	59,805,705	60,676,134
Total assets	$59,822,489	$60,926,494

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$96,370	$64,550
Advances from shareholders	19,167	19,167
Total current liabilities	115,537	83,717

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 400,000,000 authorized,
26,961,754 and 26,932,342 shares issued and outstanding as at December 31, 2014 and June 30, 2014, respectively	2,696	2,693
Capital in excess of par value	70,711,727	69,623,212
Accumulated deficit	(11,007,471)	(8,783,128)
Total stockholders' deficit	59,706,952	60,842,777)
Total liabilities and stockholders' deficit	$59,822,489	$60,926,494

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2014	2013	2014		2013

Revenues	$-	$-	$		$-

General and administrative expenses:
Exploration expenses	-	-		-	29,066
Professional fees	93,794	75,358		204,907	94,153
Investor relations fees	44,316	16,594		91,588	68,049
Stock-based compensation	421,030	4,986,667		988,518	4,986,667
Other general and administrative expenses	19,706	6,226		68,901	13,262
Losses (gain) equity investments, net	461,929	78,216		870,429	173,049
Total operating expenses	1,040,775	5,163,061		2,224,343	5,364,246
(Loss) from operations	(1,040,775)	(5,163,061)		(2,224,343)	(5,364,246)

(Loss) before taxes	(1,040,775)	(5,163,061)		(2,224,343)	(5,364,246)
Provision (credit) for taxes on income:	-	-		-	-
Net (loss)	$(1,040,775)	$(5,163,061)		$(2,224,343)	$(5,364,246)

Basic and diluted earnings (loss) per common share	$(0.04)	$(0.19)		$(0.08)	$(0.20)

Weighted average number of shares outstanding	26,952,483	26,545,473		26,942,412	26,545,473

See accompanying notes.

OCTAGON 88 RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(2,224,343)	$(5,364,246)
Adjustments to reconcile net (loss) to cash provided (used) by exploration stage activities:
Stock-based compensation	988,518	4,986,667
Share of (loss) of equity accounted investees	870,429	173,049
Changes in current assets and liabilities:
Prepaid expenses	(7,022)	(4,422)
Accounts payable, trade	31,820	6,874
Net cash used in operating activities	(340,598)	(202,078)

Cash flows from investing activities:
Long-term investments	-	(483,639)
Net cash flows from investing activities	-	(483,639)

Cash flows from financing activities:
Investor deposits	-	578,537
Proceeds from sale of common stock	100,000	-
Net cash flows from financing activities	100,000	578,537

Net cash flows	(240,598)	(107,180)
Cash and equivalent, beginning of period	250,360	108,593
Cash and equivalent, end of period	$9,762	$1,413

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Transactions
Stock payable from investor deposit	$-	$651,515

The accompanying notes are an integral part of these financial statements

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

The Company incorporated Octagon 88 Resources (Schweiz) AG on May 8, 2013, in the country of Switzerland as a wholly-owned subsidiary.

We are a natural resource company in the business of acquiring, exploring, and developing natural resource assets.   Presently we hold, by way of share ownership, an interest in CEC North Star Energy Ltd. (North Star), a company with oil and gas operations. North Star, Zentrum Energie Trust AG (“Zentrum”), who is our controlling stockholder, and our Company have a common director, Mr. Hilekes.  The CEO of North Star is an advisor to Zentrum, who is also the financing partner for both North Star and our Company.   Our Secretary and a member of our board of directors is also an advisor to Zentrum.  We are actively seeking additional exploration properties in the resource sector for development.

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
December 31, 2014

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
December 31, 2014

Note 1 - Organization and summary of significant accounting policies: (continued)

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets. Repairs are charged to expense as incurred. Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value. No impairments of long-lived assets occurred during the six months ended December 31, 2014 and 2013.

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

The Company had the following potential common stock equivalents at December 31, 2014:

Warrants	606,230
Stock options	1,500,000

Since the Company reported a net loss at December 31, 2014 and June 30, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements – On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment effective its fiscal year ended June 30, 2014.

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 – Organization and summary of significant accounting policies: (continued)

Recent Accounting Pronouncements (continued)

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

Note 2 – Going concern:

As at December 31, 2014, our Mineral Rights Agreement (see note 4) giving us the rights to certain oil and gas exploration leases has been terminated due to a failure by all the participants, including us, to fund a cash call notice.  We continue to be an active investor in an operating oil and gas company by virtue of our shared board member and management team.  We continue to seek other oil and gas acquisitions that we can operate. We are actively seeking additional exploration properties for development and therefore, we expect to incur operating losses until revenue generating operations commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions with limited compensation until we have raised sufficient funding for operations.   We have entered into an agreement for funding of up to $2,500,000 (CDN) by way of an equity placement and a credit facility. We have drawn the first tranche of $500,000 and issued equity for the funds drawn. The lender has funded an additional $151,515 by the exercise of warrants under the equity placement (Note 5). During the fiscal year ended June 30, 2014 the Company entered into further securities purchase agreements to raise a total $750,000. There can be no assurance that funds will be available from the credit facility if and when needed.  We did not make a request for funding under the credit facility with respect to a cash call on our oil and gas exploration leases during 2014 due to the downturn in oil prices.

From inception through December 31, 2014, we have incurred operating losses of approximately $11,007,471, of which approximately $1,009,341 represents actual cash losses. At December 31, 2014, our cash on hand was $9,762.

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
December 31, 2014

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

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

During October 2014, North Star closed a private placement and issued additional common stock to investors. As of December 31, 2014, the Company currently holds 30.46% of the shares of North Star which is down from 31.40% as of June 30, 2013 due to dilution following the various North Star private placements.

We account for this investment applying the Equity Method (APB No. 18).

The changes in the fair value of these investments were as follows:

Balance as of June 30, 2012
Contributions
Issue 14,000,000 restricted shares of the Company at market value	$44,100,000
Issue 5,310,000 restricted shares of the Company at market value	17,523,000
Total	61,623,000
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(468,869)
Balance as of June 30, 2013	$61,154,131

Cash payment to acquire 13,158 units	483,639
Equity (loss) income on long-term investment in North Star accounted for under the equity method	(961,636)
Balance as of June 30, 2014	$60,676,134

Equity (loss) income on long-term investment in North Star accounted for under the equity method	(870,429)
Balance as of December 31, 2014	$59,805,705

The underlying equity in the net assets of North Star as to the Company’s 30.46% as at December 31, 2014 totals $40,361,172 (June 30, 2014 30.56%, $43,586,107).

Summarized financial information with respect to North Star accounted for using the equity method as of and for the six months period ended December 31, 2014, as of and for the fiscal year ended June 30, 2014 and as of the acquisition dates were as follows:

	At December 31, 2014	At June 30, 2014	At January 24, 2013	At December 21, 2012
Current assets	$982,144	$2,385,492	$39,117	$110,884
Property, and other assets, net	132,111,520	140,576,497	145,357,735	144,911,963
Total assets	$133,093,664	$143,361,989	$145,396,852	$145,022,847

Current liabilities	$575,379	$738,330	$246,398	$209,719
Long-term debt and other liabilities	-	-	2,515,750	2,508,250
Equity	132,518,285	142,623,659	142,634,704	142,304,878
Total liabilities and equity	$133,093,664	$143,361,989	$145,396,852	$145,022,847

	3 Months Ended December 31,		6 Months Ended December 31,
	2014	2013	2014	2013
Net Revenues	$-	$-	$-	$-
Operating expenses	1,516,614	247,971	2,855,882	548,944
Operating loss	(1,516,614)	(247,971)	(2,855,882)	(548,944)
Interest expenses	(44)	(729)	(279)	(1,291)
Net loss	$(1,516,658)	$(248,700)	$(2,856,161)	$(550,235)

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 3 – Investment in CEC North Star Energy Ltd.: (continued)

As at the fiscal year ended June 30, 2013 the Company undertook a review of the carrying value of its investment in North Star in order to test for impairment considering the guidance in ASC 820 and ASC 323 and as part of this review the Company assessed various components of its investment.  In accordance with ASC 350-20-35-39, equity method goodwill is not amortized and is not tested for impairment. Instead, equity method investments are reviewed for impairment, and a loss in value of an equity method investment that is other-than-temporary should be recognized, if and when a permanent loss in value is indicated.  Results of the Company’s assessment indicated that at the year ended June 30, 2013 there was no impairment to the carrying value of its investment in North Star.  In 2014, the Company engaged a third party valuation firm (the “Valuator”) in order to independently evaluate its equity interest in North Star for indication of impairment as at the fiscal year ended June 30, 2013.  The scope of the Valuator’s analysis included, but was not limited to, the following: (i) discussions with Management of North Star regarding the North Star’s history, organizational structure, products and services, markets, historical financial results, funding history, capitalization, competitive position, economic and industry outlook, and prospects for the future; (ii) examination of available documentation relating to North Star, its assets, operations, and financial results; (iii) independent research concerning North Star, its financial and operating history, the nature of its products, its competitive position, and the industry in which it operates; (iv) a directed search and examination of comparable public companies and transactions involving public and private comparable companies; and (v) an analysis of all of the aforementioned information.  The results of the Valuator’s assessment indicated that there was no impairment required to the carrying value of its investment in North Star as at the year ended June 30, 2013.  The Company further undertook a review of the carrying value of its investment in North Star in order to test for impairment at the year ended June 30, 2014.  There have been no factors present during the fiscal year ended June 30, 2014, or as at December 31, 2014, to indicate that the carrying value of our investment may have experienced a decline in value.

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
December 31, 2014

Note 4 – Mineral rights agreement (continued)

In May 2014 the Company received the first draft of the Farm-out and Operating Agreements together with a cash call for its 50% share of the drilling costs for the first well to be drilled at 7-9-89-3 W5M in the total amount of CAD$998,647 (USD $935,869).  Concurrent with the delivery of the draft Farm-out and Operating Agreements, Zentrum advised the Company of its agreement to Farm-out 42.5% of its remaining 50% working interest.  Assuming all parties are successful in earning their respective working interests, Zentrum will maintain a 7.5% working interest, other partners have acquired a 22.5% working interest and North Star has farmed in to earn a 20% working interest.

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

On November 24, 2014, the mineral rights agreement regarding the Trout Properties was terminated due to a failure by all the participants, including us, to fund a cash call notice. We received the termination notice from North Star on November 20, 2014. As at November 20, 2014, the Company had not yet returned the signed Farm-out and Operating Agreement.  Management’s determination not to proceed with the development of the project was based on a downturn in oil prices.  The Company is actively seeking additional exploration properties for acquisition and development.

During the most recently completed six months ended December 31, 2014, the Company expended nil (June 30, 2014 - $30,706) on the Trout Properties.

Note 5 – Advances:

As of December 31, 2014 total advances from shareholders of the Company were $19,167 (June 30, 2014 - $19,167). The advances are on demand and bear no interest.

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

As of December 31, 2014 and June 30, 2014, there were a total of 26,961,754 and 26,932,342 shares issued and outstanding, respectively.

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

The following tables summarize information concerning stock options outstanding as of December 31, 2014 and June 30, 2014:

	December 31, 2014		June 30, 2014
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	1,500,000	6	-	-
Granted	-	-	1,500,000	6
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	1,500,000	6	1,500,000	6

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2014	1,000,000	$6
Granted	-	-
Vested	(500,000)	6
Forfeited	-	-
Unvested, end of December 31, 2014	500,000	$6

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Subject to Exercise
$6	1,500,000	4.89	1,500,000

The Company recognized stock-based compensation expense of $988,518 during the six month period ended December 31, 2014 (December 31, 2013 - $1,574,990)
.
Unrecognized compensation expense related to outstanding stock options as of December 31, 2014 was $805,926 and is expected to be recognized in future periods.

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
December 31, 2014

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

As at December 31, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2014	Issued	Exercised	Expired	Outstanding at December 31, 2014
$3	October 3, 2016	1.76	200,000	-	-	-	200,000
$6.50	February 8, 2016	1.11	6,818	-	-	-	6,818
$5.50	April 28, 2019	4.33	370,000	-	-	-	370,000
$4.50	October 29, 2016	1.83	-	29,412	-	-	29,412
			576,818	29,412	-	-	606,230

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Zentrum has provided a line of credit to the Company and has also provided financing to North Star by way of a $1,500,000 (CDN) convertible debenture which debenture was converted to equity ownership in North Star during the fiscal year ended June 30, 2014 so that Zentrum is now a 11.84% shareholder of North Star and is also the controlling shareholder of our Company.  The CEO of North Star is also an advisor to Zentrum. The mineral rights agreement for our oil and gas asset was entered into between the Company and Zentrum.

During the six month period ended December 31, 2014, Mr. Richard Ebner, a member of our Board of Directors, invoiced the Company $29,911 for corporate administrative fees and director’s fees. The Company paid a total of $23,120, leaving $6,791 owing to Mr. Ebner as at December 31, 2014 which amount is included on the Company’s balance sheets in accounts payable (June 30, 2014 - $nil).

During the six month period ended December 31, 2014, Mr. Guido Hilekes, a member of our Board of Directors, invoiced the Company $9,593 in administrative fees and director’s fees. The Company paid a total of $4,749, leaving $6,415 owing to Mr. Hilekes as at December 31, 2014 which amount is included on the Company’s balance sheets in accounts payable (June 30, 2014 - $1,571).

During the six month period ended December 31, 2014, Mr. Feliciano Tighe, a member of our Board of Directors, invoiced the Company $15,745 in administrative fees and director’s fees. The Company paid a total of $16,276, leaving $4,800 owing to Mr. Tighe as at December 31, 2014 which amount is included on the Company’s balance sheets in accounts payable (June 30, 2014 - $5,331).

During the six month period ended December 31, 2014, Mr. Peter Beck, a member of our Board of Directors invoiced the Company $7,400 in administrative fees and director’s fees. The Company paid a total of $3,703, leaving $4,437 owing to Mr. Beck as at December 31, 2014 which amount is included on the Company’s balance sheets in accounts payable (June 30, 2014 - $740).

OCTAGON 88 RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Operating loss carry-forwards generated during the period of June 9, 2008 (date of inception), through December 31, 2014, of approximately $3,443,923, will begin to expire in 2028. Accordingly, deferred tax assets total approximately $1,170,934 related to the net operating loss carry-forward. For the six month periods ended December 31, 2014 and 2013, the allowance increased by approximately $1,235,825 and $59,980, respectively.

The Company has no tax positions at December 31, 2014, or June 30, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 11 – Subsequent events:

The Company has evaluated subsequent events from the balance sheet date through February 27, 2015, and determined that there were no other events to disclose.

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

On November 24, 2014, the mineral rights agreement with Zentrum regarding the Trout Lake property was terminated due to a failure by all the participants, including us, to fund a cash call notice.  We failed to meet this cash call as a result of management's decision not to pursue the development of the property due to a downturn in oil prices.

We expect we will be required to raise at least an additional $2,000,000 in the near term in order to meet all anticipated operational costs.

Results of Operations

Three Month Period Ended December 31, 2014 Compared to Three Month Period Ended December 31, 2013

We generated no revenue for the three month periods ended December 31, 2014 and December 31, 2013, respectively.
For the three month periods ended December 31, 2014 and 2013, we incurred a net loss from operations of $1,040,775 and $5,163,061, respectively.

The significant decrease in losses is due to a stock based compensation expense of $4,986,667 which was recorded during the three month period ended December 31, 2013 with only $421,030 expensed for the same period ended December 31, 2014.  During the three months ended December 31, 2014, we incurred losses from equity investments of $461,929 compared to loss from equity investments of $78,216 in the same period ended December 31, 2013 as a result of the investments in CEC North Star Energy Ltd., and an increase to their operational expenditures during the most recently completed three months ended December 31, 2014, as they continued to develop their resource properties.

Six Month Period Ended December 31, 2014 Compared to Six Month Period Ended December 31, 2013

We generated no revenue for the six month periods ended December 31, 2014 and December 31, 2013, respectively.

For the six month periods ended December 31, 2014 and 2013, we incurred a net loss from operations of $2,224,343 and $5,364,246, respectively.

The significant decrease in losses is due to a stock based compensation expense of $4,986,667 which was recorded during the six month period ended December 31, 2013 with only $988,518 expensed for the same period ended December 31, 2014.  During the six months ended December 31, 2014, we incurred losses from equity investments of $870,429 compared to loss from equity investments of $173,049 in the same period ended December 31, 2013 as a result of the investments in CEC North Star Energy Ltd., and an increase to their operational expenditures during the most recently completed three months ended December 31, 2014, as they continued to develop their resource properties. In addition the Company recorded substantial increases to professional fees period over period from $94,153 during the six months ended December 31, 2013 as compared to $204,907 during the current period as we completed our year end audit and certain other regulatory compliance filings.

Liquidity

As of the six months ended December 31, 2014, our cash balance was $9,762 and our liabilities totaled $115,537 as compared to cash of $250,360 and liabilities of $83,717 as at June 30, 2014.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.  We previously entered into a financing agreement with Zentrum Energie Trust AG to raise up to $2,507,800 (CDN$2,500,000) by way of equity or debt, with the first draw down of CDN$500,000 being an equity draw down.

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

We have approximately $1,747,550 (CDN$1,950,000) in funding remaining available under the credit facility, however, management has not made a decision to draw down on such funds.

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

Capital Resources

As of December 31, 2014, we had total assets of $59,822,489, comprised of cash on hand of $9,762, prepaid expenses of $7,022 and the value of our investment in a private oil and gas exploration company, CEC North Star Energy Ltd., valued at $59,805,705, as compared to total assets of $60,926,494, comprised of cash on hand of $250,360 and the value of our investment in a private oil and gas exploration company, in the amount of $60,676,134, on June 30, 2014.  As of December 31, 2014, our total liabilities increased to $115,537 from $83,717 as of June 30, 2014 as we were unable to raise sufficient funds to retire all our obligations as they came due.   Management decided not to draw down on the credit facility with Zentrum to fund its exploration activities due to the downturn in oil and gas prices.  While we have substantially increased our net assets with the acquisition of shares in a private oil and gas company, we are not able presently to monetize these assets.  We have not generated revenue since the date of Inception (June 9, 2008).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2014. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 in ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2014:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings as of the date of this Form 10-Q.

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

On November 24, 2014, the mineral rights agreement with Zentrum regarding the Trout Lake property was terminated due to a failure by all the participants, including us, to fund a cash call notice. We received the termination notice from North Star on November 20, 2014. The mineral rights agreement had been entered into on January 22, 2013, and amended on February 13, 2014. Under the terms of the agreement the Company had the right to acquire certain mineral rights known as the Trout Properties.  In May 2014 we received the first draft of the Farm-out and Operating Agreements together with a cash call for our 50% share of the drilling costs for the first well to be drilled at 7-9-89-3 W5M in the total amount of CAD$998,647 (USD $935,869). We failed to meet this cash call as a result of management's decision not to pursue the development of the property due to a downturn in oil prices. Zentrum is the controlling shareholder of our Company.  Mr. Guido Hilekes, our current President and a director is also a member of the Board of Directors and the President of North Star, as well as the sole officer, director and controlling shareholder of Zentrum.  Our Secretary and a member of our board of directors, Mr. Feliciano Tighe, is also an advisor to Zentrum. The CEO of North Star is an advisor to Zentrum, who is also the financing partner for both North Star and our Company.

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

OCTAGON 88 RESOURCES, INC.

Date:	February 27, 2015	By:	/s/ Guido Hilekes
		Name:	Guido Hilekes
		Title:	Chief Executive Officer (Principal Executive Officer), President and Director

Date:	February 27, 2015	By:	/s/ Richard Ebner
		Name:	Richard Ebner
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director